Form 10-Q
period 2000-06-30
APPLIED MOLECULAR EVOLUTION INC
filed 2000-09-08
CIK 1111312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ________.


Commission File No. 000-31101


                        APPLIED MOLECULAR EVOLUTION, INC.
                        ---------------------------------
                          (Exact name of registrant as
                            specified in its charter)


          Delaware                                            33-0374014
          --------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                               3520 Dunhill Street
                           San Diego, California 92121
                           ---------------------------
              (Address of principal executive offices and zip code)


                                 (858) 597-4990
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $.001 par value                             23,364,736 shares
----------------------------                      ------------------------------
          Class                                   Outstanding at August 31, 2000

                                      INDEX


PART I:   FINANCIAL INFORMATION                                                             PAGE
   ITEM 1:    FINANCIAL STATEMENTS

       Consolidated Balance Sheets at June 30, 2000 (unaudited) and
       December 31, 1999                                                                     3

       Consolidated Statements of Operations for the three and six months ended
       June 30, 2000 and 1999 (unaudited)                                                    4

       Consolidated Statements of Cash Flows for the six months ended June 30,
       2000 and 1999 (unaudited)                                                             5

       Notes to Consolidated Financial Statements                                            6

   ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS                                                                     7

   ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     10

PART II:    OTHER INFORMATION

   ITEM 1:   Legal Proceedings                                                              14

   ITEM 2:   Changes in Securities and Use of Proceeds                                      14

   ITEM 3:   Defaults Upon Senior Securities                                                15

   ITEM 4:   Submission of Matters to a Vote of Security Holders                            15

   ITEM 5:   Other Information                                                              15

   ITEM 6:   Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                  16

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        APPLIED MOLECULAR EVOLUTION, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         JUNE 30,     DECEMBER 31,
                                                                           2000           1999
                                                                        -----------   ------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                             $   8,931       $  1,974
  Short-term investments                                                    2,900          1,524
  Prepaid expenses and other current assets                                 1,380            611
                                                                        --------        --------
       Total current assets                                                13,211          4,109

Property and equipment, net                                                   592            442
Patents, net                                                                1,487          1,344
Other assets                                                                   43             42
                                                                         --------       --------
       Total assets                                                      $ 15,333       $  5,937
                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                               $    905       $    629
  Current portion of deferred revenue                                         237            237
  Current portion of long-term obligations                                     18             18
                                                                         --------       --------
       Total current liabilities                                            1,160            884

Deferred rent                                                                 107            114
Long-term deferred revenue                                                    749            868
Long-term obligations, less current portion                                     8             17
Minority interest                                                             147            224

Stockholders' equity:
Preferred stock, $.001 par value, 14,055,110 shares authorized,
       13,884,568 shares issued and outstanding at June 30, 2000;
       11,810,666 shares authorized, 11,640,124 shares issued and
       outstanding at December 31, 1999                                        14             12
Common stock,  $.001 par value, 27,296,832 shares authorized,
       3,956,746 shares issued and outstanding at June 30, 2000;
       22,450,000 shares authorized, 2,569,846 shares issued and
       outstanding at December 31, 1999                                         4              3

Additional paid-in-capital                                                 63,133         31,831
Notes receivable from stockholders                                           (724)          --
Deferred compensation                                                     (15,480)          (649)
Unrealized loss on short-term investments                                      (4)            (8)
Accumulated deficit                                                       (33,781)       (27,359)
                                                                         --------       --------
       Total stockholders' equity                                          13,162          3,830
                                                                         --------       --------
       Total liabilities and stockholders' equity                        $ 15,333       $  5,937
                                                                         ========       ========


                             See accompanying notes.

                       APPLIED MOLECULAR EVOLUTION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                  FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                                -----------------------       -----------------------
                                                                  2000           1999           2000           1999
                                                                --------       --------       --------       --------
Revenue
     Contract revenue                                           $    318       $    259       $  1,039       $    347
     Other revenue                                                    59             59            169            118
                                                                --------       --------       --------       --------
     Total revenue                                                   377            318          1,208            465
                                                                --------       --------       --------       --------

Operating expenses
     Research and development                                        809            773          1,476          1,701
     General and administrative                                      502            418            921            645
     Non-cash, stock based compensation                            4,249             34          5,434             71
                                                                --------       --------       --------       --------
     Total operating expenses                                      5,560          1,225          7,831          2,417
                                                                --------       --------       --------       --------
Loss from operations                                              (5,183)          (907)        (6,623)        (1,952)
Minority interest                                                     35           --               78           --
Interest income, net                                                  84             66            123             97
                                                                --------       --------       --------       --------
Net loss                                                          (5,064)          (841)        (6,422)        (1,855)

Deemed dividend on Series F preferred stock                      (10,100)          --          (10,100)          --
                                                                --------       --------       --------       --------

Net loss applicable to common stockholders                      $(15,164)      $   (841)      $(16,522)      $ (1,855)
                                                                ========       ========       ========       ========

     Basic and diluted net loss per common share
     applicable to common stockholders                          $  (5.73)      $  (0.33)      $  (6.32)      $  (0.81)

     Basic and diluted net loss per common share                $  (1.91)      $  (0.33)      $  (2.46)      $  (0.81)

     Weighted average shares used in computing basic
     and diluted loss per common share                             2,648          2,568          2,613          2,284

     Pro forma basic and diluted net loss per common share      $  (0.33)      $  (0.06)      $  (0.44)      $  (0.13)

     Weighted average shares used in computing basic
     and diluted pro forma net loss per common share              15,194         14,208         14,705         13,924


                             See accompanying notes.

                       APPLIED MOLECULAR EVOLUTION, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------
                                                                            2000            1999
                                                                          --------        --------
OPERATING ACTIVITIES
Net loss                                                                  $ (6,422)       $ (1,855)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization of stock-based compensation                                   5,096              71
  Depreciation and amortization                                                122             125
  Compensation related to consultant stock option                              338            --
  Deferred revenue                                                            (118)          1,081
  Deferred rent                                                                 (7)             (3)
  Minority interest                                                            (78)           --
Changes in operating assets and liabilities:
  Prepaid expenses and other current assets                                   (769)           (329)
  Accounts payable and accrued expenses                                        275            (158)
                                                                          --------        --------
Net cash used in operating activities                                       (1,563)         (1,068)
                                                                          --------        --------

INVESTING ACTIVITIES
Purchase of property and equipment                                            (218)            (11)
Purchase of short-term investments                                          (1,907)         (3,684)
Proceeds from sale of short-term investments                                   534           1,684
Patents                                                                       (196)            (84)
                                                                          --------        --------
Net cash flows used in investing activities                                 (1,787)         (2,095)
                                                                          --------        --------

FINANCING ACTIVITIES
Payments on long-term obligation                                                (9)             (9)
Issuance of preferred stock, net                                            10,028            --
Issuance of common stock, net                                                  288           5,110
                                                                          --------        --------
Net cash flows provided by financing activities                             10,307           5,101
                                                                          --------        --------

Net increase in cash and cash equivalents                                    6,957           1,938
Cash and cash equivalents at the beginning of the period                     1,974             824
                                                                          --------        --------

Cash and cash equivalents at the end of the period                        $  8,931        $  2,762
                                                                          ========        ========


                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Organization and Business

    Applied Molecular Evolution, Inc., or the Company or AME, a Delaware corporation, was incorporated on August 14, 1989, as Ixsys, Inc., and changed its name to Applied Molecular Evolution, Inc. in February 2000. The Company has a broad technology platform termed AMEsystems(TM), which the Company's management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has successfully utilized its proprietary technology to optimize monoclonal antibodies for pharmaceutical and biotechnology companies.

2.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, which are necessary for a fair statement of the results of the interim periods presented, have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission, or the SEC, in the form in which it became effective on July 27, 2000.

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

    The consolidated financial statements include the accounts of the Company and Novasite Pharmaceuticals, Inc., or Novasite, which is 78% owned by AME and which was incorporated in July 1999. All significant intercompany accounts and transactions have been eliminated.

3.  Initial Public Offering of Common Stock

    On July 27, 2000, the Company completed its initial public offering of 5,347,500 shares of common stock at $19.00 per share, including 697,500 shares of common stock issued pursuant to the underwriters' over-allotment option. The combined gross proceeds raised by the Company from the offering and over-allotment option were $101.6 million. Concurrent with the initial public offering, 13,884,568 shares of convertible preferred stock were converted to shares of common stock.

4.  Computation of Net loss per share

    Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128) and Staff Accounting Bulletin 98 issued by the Staff of the Securities and Exchange Commission (SAB 98), for all periods presented. Under the provisions of SAB 98, common and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the three and six months ended June 30, 2000 and 1999, as described above, and also gives effect to the assumed conversion of preferred stock which automatically converted to common stock upon the completion of the Company's initial public offering (using the "as if converted" method) from the original date of issuance.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this quarterly report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified below and in our other publicly available documents. We are under no obligation to update any of these forward-looking statements after the filing of this quarterly report to reflect actual results or changes in our expectations.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our Registration Statement on Form S-1, filed with the SEC in the form in which it became effective on July 27, 2000.

OVERVIEW

We are a leader in the application of directed evolution to the development of biotherapeutics. Directed evolution is the process by which genes and proteins are optimized for specific commercial purposes. We focus principally on applying our technology to human biotherapeutics, the largest and most profitable target market for directed evolution.

Since our formation, we have expended considerable resources on the development of our AMEsystem technology and the development of Vitaxin, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995-1999 was allocated to preclinical development and initial clinical trials for Vitaxin. In 1999 we licensed Vitaxin to MedImmune, which is responsible for future clinical development expenses and commercialization. MedImmune is preparing to initiate clinical trials with an improved, second generation version of Vitaxin that we enhanced using our AMEsystem technology.

To date we have generated revenue from research collaborations, product and technology licenses, prepaid royalties and government grants. We have strategic collaborations with MedImmune, Bristol-Myers Squibb, and Cell Matrix. We have licensed intellectual property to Biosite Diagnostics, Inc. in exchange for a non-refundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health. Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

We have incurred losses since our inception. As of June 30, 2000, we had an accumulated deficit of $33.8 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

We have capitalized the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At June 30, 2000, we had capitalized costs related to issued patents totaling approximately $422,000 (net of accumulated amortization) and approximately $1,064,000 related to unissued patents. These capitalized patent costs are material relative to our stockholders' equity at June 30, 2000. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

Revenue. Our revenue increased to $377,000 for the quarter ended June 30, 2000 from $318,000 for the same period in 1999, an increase of $59,000. Revenue from collaborations accounted for 84% and 81% of all revenue for the quarters ended June 30, 2000 and 1999, respectively.

Research and development. Research and development expenses increased to $809,000 for the quarter ended June 30, 2000 from $773,000 for the same period in 1999, an increase of $36,000. The increase was related primarily to increased scientific staffing to support our collaborations and internal research projects.

General and administrative. General and administrative expenses increased to $502,000 for the quarter ended June 30, 2000 from $418,000 for the same period in 1999, an increase of $84,000. The increase was due primarily to professional fees in connection with the expansion of our business development efforts and an increase in administrative staffing.

Stock-based compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the estimated fair value of our common stock on the date the options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years.

Deferred compensation for options granted to consultants has been determined in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the three months ended June 30, 2000, we recorded non-cash, stock based compensation expenses of approximately $4.2 million ($1.3 million and $2.9 million related to research and development and general and administrative, respectively), compared to $34,000 for the same period in 1999.

Deemed dividend on beneficial conversion of Series F preferred stock. On May 3, 2000 and June 15, 2000, we issued 1,133,333 shares and 1,111,111 shares of our Series F preferred stock for $5.1 million and $5.0 million, respectively, which converted into shares of common stock upon the closing of our initial public offering. We recorded a charge of $10.1 million to earnings applicable to common stockholders for the beneficial conversion feature embedded in the Series F preferred stock.

Interest income, net. Net interest income increased to $84,000 for the quarter ended June 30, 2000, from $66,000 for the quarter ended June 30, 1999, an increase of $18,000. The increase was due primarily to our higher average cash and investment balances during 2000 as a result of the Series F preferred stock financing in the second quarter of 2000.

Six Months Ended June 30, 2000 and 1999

Revenue. Our revenue increased to $1.2 million for the six months ended June 30, 2000, from $465,000 for the same period in 1999, an increase of $743,000. Revenue from collaborations accounted for 86% and 75% of all revenue for the six months ended June 30, 2000 and 1999, respectively.

Research and development. Research and development expenses decreased to $1.5 million for the six months ended June 30, 2000, from $1.7 million for the same period in 1999, a decrease of approximately $200,000. The decrease was related primarily to the elimination of clinical costs and staffing related to the Vitaxin project which were incurred in 1999 and were not incurred in 2000.

General and administrative. General and administrative expenses increased to $921,000 for the six months ended June 30, 2000 from $645,000 for the same period in 1999, an increase of $276,000. The increase was due primarily to increased professional fees in connection with the expansion of our business development efforts.

Stock-based compensation. For the six months ended June 30, 2000, we recorded non-cash, stock based compensation expenses of approximately $5.4 million ($1.9 million and $3.5 million related to research and development and general and administrative, respectively), compared to $71,000 for the same period in 1999.

Interest income, net. Net interest income increased to $123,000 for the six months ended June 30, 2000 from $97,000 for the same period in 1999, an increase of $26,000. The increase was due primarily to our higher average cash and investment balances during 2000 as a result of the Series F preferred stock financing in the second quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million through June 30, 2000, and $16.6 million of cash generated from research collaborations through June 30, 2000. In addition, we completed an initial public offering of common stock on July 27, 2000 for cash proceeds of $94.5 million.

As of June 30, 2000, we had approximately $11.8 million in cash, cash equivalents and short-term investments, compared to $3.5 million of cash, cash equivalents and short-term investments as of December 31, 1999.

For the six months ended June 30, 2000, we used cash of approximately $1.6 million in operating activities to fund our net losses of $6.4 million, offset by non-cash charges for depreciation and patent amortization totaling $122,000, non-cash, stock based compensation totaling $5.4 million and decreases in deferred revenue of $118,000. For the six months ended June 30, 2000, we used cash of approximately $1.8 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, and capital expenditures for property and equipment to be used in our business. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

For the six months ended June 30, 2000, we generated $10.3 million of cash from financing activities, primarily from the net proceeds of sales of common and Series F preferred stock.

We expect our cash requirements to increase significantly in 2000 as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and expand our facilities. We believe that our current cash, cash equivalents and short-term investments, including proceeds we received in July 2000 from our initial public offering, will be sufficient to fund our operations for three years.

This estimate is a forward-looking statement that involves risks and uncertainties. Our future capital requirements depend on several factors, including: the success of our research and development efforts; our ability to establish collaborative agreements; our costs of prosecuting and maintaining patents; and market and competing technological developments.

Our plans include the development of selected internal projects to a point where they may be candidates for corporate collaborations. If we choose to develop and commercialize any internal development projects without the assistance of collaborators, the costs of development and commercialization would exceed our capital resources. We would therefore need to seek additional sources of financing to further develop these projects ourselves.

Should we require additional financing due to unanticipated developments, such financing may not be available when needed or may not be available on favorable terms. We may either delay, scale back or eliminate some or all of our research and development programs for lack of funds. Furthermore, our ability to operate as a going concern may be adversely affected by insufficient funds. If additional funds are raised by issuing equity securities, substantial dilution to existing stock holders my result.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non government debt securities. The average duration of all of our investments in 1999 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

                                  RISK FACTORS

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY NEVER BECOME PROFITABLE.

We are at an early stage of development. We incurred a net loss of $6.4 million for the six months ended June 30, 2000, and our revenue for that same period was only $1.2 million. Additionally, we have had net losses each year since inception and as of June 30, 2000, had an accumulated deficit of $33.8 million. We expect to report a net loss for fiscal year 2000, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from collaborations and expect to continue to do so in the foreseeable future. Revenues from collaborations are uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our core technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

We may need to raise more money to continue our operations. We may seek additional funds from public and private stock offerings, corporate collaborations, borrowings under lease lines of credit or other sources. If we cannot raise more money, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. We expect that our current resources, together with future operating revenue, will be sufficient to fund operations for the next three years. The amount of money we will need will depend on many factors, including:

     -  the success of our research and development efforts

     -  our ability to establish collaborative agreements

     -  our costs of prosecuting and maintaining patents

     -  market and competing technological developments

Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

THE COMMERCIAL UTILITY OF OUR AMESYSTEM TECHNOLOGY IS UNPROVEN AND MAY NEVER BE REALIZED.

While we have met with initial success in applying our AMEsystem technology, to prove the commercial value of our technology, we or our collaborators will need to commercialize biotherapeutics that we have optimized. Successful commercialization of biotherapeutics requires: preclinical testing, clinical trials, regulatory approval, and commercial manufacturing. It will take us or our collaborators many years to complete these steps for any biotherapeutic. If we or our collaborators do not undertake and successfully complete these activities, then our AMEsystem technology will be of little commercial value, and our ability to generate revenue will be limited. Currently, there are no products in clinical trials that have been developed using our technology.

WE HAVE OPTIMIZED ONLY ONE TYPE OF PROTEIN AND MAY NOT BE ABLE TO OPTIMIZE OTHERS, THEREBY LIMITING OUR MARKET POTENTIAL.

To date we have optimized only antibodies for corporate collaborators. If we are unable to apply our AMEsystem technology to other types of proteins, the scope of our potential business will be significantly limited.

IF OUR COLLABORATORS ARE NOT SUCCESSFUL OR IF WE ARE UNABLE TO FIND COLLABORATORS IN THE FUTURE, WE MAY NOT BE ABLE TO COMMERCIALIZE PRODUCT CANDIDATES.

Our strategy for developing and commercializing product candidates calls for us to enter into contractual arrangements with collaborators. We may be unsuccessful in attracting collaborators to develop and commercialize our products. Some collaborators may not perform their obligations as we expect, or we may not derive any revenue from these arrangements. We do not know whether these collaborators will successfully develop and market any products under their respective agreements. Moreover, some of our collaborators are also researching competing technologies and products targeted by our collaborative programs. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any collaborator may devote to the development and commercialization of products under these collaborations. Our collaborators may terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Our collaborators may elect not to develop products arising out of our collaborative arrangements or not to devote sufficient resources to develop, manufacture, market or sell these products.

IF PRODUCT CANDIDATES WE OPTIMIZE DO NOT RECEIVE REGULATORY APPROVAL, NEITHER WE NOR OUR COLLABORATORS WILL BE ABLE TO COMMERCIALIZE THESE PRODUCTS.

The U.S. Food and Drug Administration must approve any therapeutic product before it can be marketed in the United States. The regulatory process is expensive and time-consuming. Before we or a collaborator can file a new drug application with the FDA, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and may require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Changes in regulatory policy for product approval may cause delays or rejections. Because our product candidates will be developed in a novel way, government regulatory authorities may subject these product candidates to greater scrutiny than those developed using more conventional methods. Some of our collaborators are in early stages of the FDA regulatory process for drugs we have optimized.

IF WE ARE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY TECHNOLOGY, OUR COMPETITIVE POSITION COULD BE HURT.

The patent positions of biopharmaceutical and biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We may be able to protect our proprietary rights from infringement by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. Litigation or other proceedings to defend or enforce our intellectual property rights could require us to spend significant time and money and could disrupt and harm our business.

We also rely upon trade secrets, technical know-how and continuing inventions to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, and we may not be able to meaningfully protect our trade secrets, or be capable of protecting our rights to our trade secrets.

IF WE INFRINGE THIRD-PARTY PATENTS OR BREACH OUR LICENSE AGREEMENTS, LITIGATION MAY DEPLETE OUR RESOURCES AND UNDERMINE OUR ABILITY TO USE OUR AMESYSTEM TECHNOLOGY.

Our commercial success also depends in part on neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technology and products. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. Any legal action taken against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborators to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborators may not prevail in an action, and any license required under a patent may not be made available on commercially acceptable terms, or at all. Litigation could result in substantial costs and the diversion of management's efforts, regardless of the result of the litigation.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL, WE MAY BE UNABLE TO SUCCESSFULLY DEVELOP OUR TECHNOLOGY.

We are highly dependent on the principal members of our management and scientific staff, particularly our President and Chief Executive Officer, William D. Huse, M.D., Ph.D. If we lose their services we may not achieve our objectives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. We do not have sufficient personnel to fully execute our business plan, and there is currently a shortage of skilled executives and scientists, which is likely to continue. As a result, competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. If we fail to attract and retain sufficient personnel, we may not be able to develop or implement our technology.

PUBLIC PERCEPTION OF ETHICAL AND SOCIAL ISSUES MAY LIMIT THE USE OF OUR TECHNOLOGY, WHICH COULD REDUCE OUR REVENUE.

Our success will depend upon our ability to develop products through the application of our directed evolution technology. Governmental authorities could, for social or other purposes, limit the use of genetic modification or prohibit the practice of our technology. Ethical and other concerns about the use of products derived from modified genes could adversely affect their market acceptance. If, as a result, our technology or the products we develop cannot be marketed, we would lose our core business.

WE USE HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF THESE MATERIALS COULD BE TIME-CONSUMING AND COSTLY.

We use hazardous materials, including chemicals, and radioactive and biological materials. These materials include o-phenylenediamine dihydrochloride, ethidium bromide, and acrylamide. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from the use of these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development, or production efforts.

IF PEOPLE ARE HARMED BY DRUGS DEVELOPED USING OUR AMESYSTEM TECHNOLOGY, WE MAY BE SUED FOR PRODUCT LIABILITY.

We may be sued for product liability and other claims if our technology or products developed from our technology are alleged to have caused harm. We may not be able to avoid significant liability exposure. We maintain product liability insurance, but we may not have sufficient coverage. If we are sued for any injury caused by our products and found liable, our financial condition, reputation and ability to find collaborators may be harmed.

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

Future sales of common stock by our stockholders under Rule 144 of the Securities Act of 1933, or the Securities Act, or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Some of our existing stockholders have rights to require us to register their shares for future sale.

OUR OFFICERS AND DIRECTORS AND THEIR AFFILIATES OWN SLIGHTLY LESS THAN A MAJORITY OF OUR SHARES AND MAY VOTE IN WAYS WITH WHICH YOU DISAGREE BECAUSE THEY HAVE INTERESTS BOTH AS MANAGERS AND STOCKHOLDERS.

As of August 31, 2000, our officers and directors and their affiliates, in the aggregate, own beneficially approximately 39.9% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.


                           PART II: OTHER INFORMATION


ITEM 1:        LEGAL PROCEEDINGS

               None.

ITEM 2:        CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)    Not applicable.

        (b)    Not applicable.

        (c) In connection with a private placement in May and June 2000, the Company sold Series F preferred stock, which converted into 2,244,444 shares of common stock, to certain accredited investors for net proceeds of approximately $10.0 million. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act, in issuing these shares.

               On various dates from April 1, 2000 through June 30, 2000, the Company issued 1,365,915 shares of its common stock to various employees and consultants pursuant to the exercise of options granted under its 1992 Stock Plan or 2000 Stock Plan. The exercise price per share ranged from $0.20 to $1.25. The Company relied on the exemption provided by Rule 701 promulgated under the Securities Act in issuing these shares.

        (d) On July 27, 2000 the Company offered for sale 5,347,500 shares of its common stock priced at $19.00 per share for an aggregate offering price of $101.6 million in an initial public offering, or IPO, led by an underwriting group consisting of CIBC World Markets, PaineWebber Incorporated and SG Cowen. The proceeds of the IPO to the Company, net of underwriting fees, were $94.5 million. IPO expenses are expected to be approximately $1.2 million. The effective date of the registration statement filed by the company with the Securities and Exchange Commission in connection with the IPO (File No. 333-36830) was July 27, 2000. Because all of the proceeds from the IPO were generated after June 30, 2000, none of these proceeds were used during the three month or six month periods covered by this Report on Form 10-Q.

ITEM 3:        DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               A majority of the Company's stockholders, by written consent, approved: (i) an amendment and restatement to the Company's Certificate of Incorporation, providing for, among other things, an increase in the Company's authorized capital stock and creation of a new series of preferred stock designated Series F preferred stock; (ii) conditioned upon consummation of the IPO, an amendment and restatement of the Company's Certificate of Incorporation to, among other things, set the authorized "blank check" preferred stock at 5,000,000 shares, provide for a classified Board of Directors, eliminate the right of stockholders to act by written consent and provide for certain supermajority voting provisions; (iii) conditioned upon the consummation of the IPO, an amendment and restatement of the Company's by laws, to, among other things, eliminate the right of stockholders to act by written consent and provide for certain supermajority voting provisions; (iv) the adoption of the Employee Stock Purchase Plan; (v) the adoption of a unified form of indemnity agreement providing for indemnification for the Company's officers and directors.

ITEM 5:        OTHER INFORMATION

               Not Applicable.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

               27.1 Financial Data Schedule

     (b) Reports on Form 8-K during the quarter

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    September 7, 2000          By:   /s/ WILLIAM D. HUSE
                                         ---------------------------------------
                                         William D. Huse, M.D., Ph.D., President
                                         and Chief Executive Officer


Date:    September 7, 2000          By:   /s/ LAWRENCE E. BLOCH
                                         ---------------------------------------
                                         Lawrence E. Bloch, M.D., Chief
                                         Financial Officer, Vice President of
                                         Business Development and Secretary