Form 10-Q
period 2000-09-30
APPLIED MOLECULAR EVOLUTION INC
filed 2000-11-09
CIK 1111312

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended September 30, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________.



Commission File No. 000-31101


                        APPLIED MOLECULAR EVOLUTION, INC.
                        ---------------------------------
                          (Exact name of registrant as
                            specified in its charter)


          Delaware                                              33-0374014
   ----------------------                                  -------------------
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

                                 YES [X] NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock $.001 par value                            23,528,299 shares
----------------------------                         -----------------------
           Class                                 Outstanding at October 31, 2000

                                      INDEX



PART I:   FINANCIAL INFORMATION                                                           PAGE

  ITEM 1:    FINANCIAL STATEMENTS

      Consolidated Balance Sheets at September 30, 2000 (unaudited) and
      December 31, 1999                                                                     3

      Consolidated Statements of Operations for the three
      and nine months ended September 30, 2000 and 1999 (unaudited)                         4

      Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2000 and 1999 (unaudited)                                         5

      Notes to Consolidated Financial Statements                                            6

  ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                                           7

  ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     10

PART II:    OTHER INFORMATION

  ITEM 1:   Legal Proceedings                                                              14

  ITEM 2:   Changes in Securities and Use of Proceeds                                      14

  ITEM 3:   Defaults Upon Senior Securities                                                15

  ITEM 4:   Submission of Matters to a Vote of Security Holders                            15

  ITEM 5:   Other Information                                                              15

  ITEM 6:   Exhibits and Reports on Form 8-K                                               15

SIGNATURES                                                                                 16

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                        APPLIED MOLECULAR EVOLUTION, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           2000             1999
                                                                       -------------    ------------
                                                                        (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                              $  41,035       $   1,974
  Short-term investments                                                    63,694           1,524
  Prepaid expenses and other current assets                                  1,948             611
                                                                         ---------       ---------
    Total current assets                                                   106,677           4,109

Property and equipment, net                                                    620             442
Patents, net                                                                 1,521           1,344
Other assets                                                                   131              42
                                                                         ---------       ---------
    Total assets                                                         $ 108,949       $   5,937
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                               $   1,137       $     629
  Current portion of deferred revenue                                          268             237
  Current portion of long-term obligations                                      19              18
                                                                         ---------       ---------
    Total current liabilities                                                1,424             884

Deferred rent                                                                   81             114
Long-term deferred revenue                                                     690             868
Long-term obligations, less current portion                                      3              17
Minority interest                                                              134             224

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized,
    0 shares issued and outstanding at September 30, 2000;
    11,810,666 shares authorized, 11,640,124 shares issued and
    outstanding at December 31, 1999                                          --                12
Common stock, $.001 par value, 45,000,000 shares authorized,
    23,524,799 shares issued and outstanding at September 30, 2000;
    22,450,000 shares authorized 2,569,846 shares issued and
    outstanding at December 31, 1999                                            24               3
Additional paid-in-capital                                                 158,107          31,831
Notes receivable from employees                                               (814)           --
Deferred compensation                                                      (13,464)           (649)
Unrealized gain (loss) on short-term investments                               107              (8)
Accumulated deficit                                                        (37,343)        (27,359)
                                                                         ---------       ---------
    Total stockholders' equity                                             106,617           3,830
                                                                         ---------       ---------
    Total liabilities and stockholders' equity                           $ 108,949       $   5,937
                                                                         =========       =========


                             See accompanying notes.

                        APPLIED MOLECULAR EVOLUTION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                     FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                    -----------------------       -----------------------
                                                                      2000           1999           2000           1999
                                                                    --------       --------       --------       --------
Revenue
  Contract revenue ...........................................      $    500       $  1,436       $  1,539       $  1,783
  Other revenue ..............................................           168            139            337            257
                                                                    --------       --------       --------       --------
  Total revenue ..............................................           668          1,575          1,876          2,040
                                                                    --------       --------       --------       --------

Operating expenses
  Research and development ...................................         1,017          1,815          2,493          3,516
  General and administrative .................................           631            300          1,552            945
  Non-cash, stock based compensation .........................         3,859            209          9,293            280
                                                                    --------       --------       --------       --------
  Total operating expenses ...................................         5,507          2,324         13,338          4,741
                                                                    --------       --------       --------       --------
Loss from operations .........................................        (4,839)          (749)       (11,462)        (2,701)
Minority interest ............................................            12           --               90           --
Interest income, net .........................................         1,265             56          1,388            153
                                                                    --------       --------       --------       --------
Net loss .....................................................        (3,562)          (693)        (9,984)        (2,548)

Deemed dividend on Series F preferred stock ..................          --             --          (10,100)          --
                                                                    --------       --------       --------       --------

Net loss applicable to common stockholders ...................      $ (3,562)      $   (693)      $(20,084)      $ (2,548)
                                                                    ========       ========       ========       ========

  Basic and diluted net loss per common share
  applicable to common stockholders ..........................      $  (0.22)      $  (0.27)      $  (2.77)      $  (1.07)

  Basic and diluted net loss per common share ................      $  (0.22)      $  (0.27)      $  (1.38)      $  (1.07)

  Weighted average shares used in computing basic
  and diluted net loss per common share ......................        16,435          2,569          7,249          2,382

  Pro forma basic and diluted net loss per common share ......      $  (0.17)      $  (0.05)      $  (0.60)      $  (0.18)

  Weighted average shares used in computing basic
  and diluted pro forma net loss per common share ............        20,510         14,209         16,649         14,022


                             See accompanying notes.

                        APPLIED MOLECULAR EVOLUTION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ---------------------------
                                                                  2000              1999
                                                                ---------         ---------
OPERATING ACTIVITIES
Net loss                                                        $  (9,984)        $  (2,548)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization of stock-based compensation                          8,401               280
  Depreciation and amortization                                       190               179
  Realized gain of short-term investments                             (20)             --
  Compensation related to consultant stock option                     892              --
  Deferred revenue                                                   (146)             (177)
  Deferred rent                                                       (33)               (5)
  Accrued interest income                                             (15)             --
  Minority interest                                                   (90)             --
Changes in operating assets and liabilities:
  Prepaid expenses and other assets                                (1,426)             (414)
  Accounts payable and accrued expenses                               508             1,110
                                                                ---------         ---------
Net cash flows used in operating activities                        (1,723)           (1,575)
                                                                ---------         ---------

INVESTING ACTIVITIES
Purchase of property and equipment                                   (287)              (29)
Purchase of short-term investments                                (71,660)           (3,684)
Proceeds from sale of short-term investments                        9,625             1,684
Patents                                                              (258)             (179)
                                                                ---------         ---------
Net cash flows used in investing activities                       (62,580)           (2,208)
                                                                ---------         ---------

FINANCING ACTIVITIES
Payments on long-term obligation                                      (13)              (22)
Issuance of common stock, net                                      93,365             5,110
Issuance of preferred stock, net                                   10,012              --
                                                                ---------         ---------
Net cash flows provided by financing activities                   103,364             5,088
                                                                ---------         ---------

Net increase in cash and cash equivalents                          39,061             1,305
Cash and cash equivalents at the beginning of the period            1,974               824
                                                                ---------         ---------

Cash and cash equivalents at the end of the period              $  41,035         $   2,129
                                                                =========         =========


                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  Organization and Business

    Applied Molecular Evolution, Inc., or the Company or AME, a Delaware corporation, was incorporated on August 14, 1989, as Ixsys, Inc., and changed its name to Applied Molecular Evolution, Inc. in February 2000. The Company has a broad technology platform termed AMEsystem(TM), which the Company's management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has successfully utilized its proprietary technology to optimize monoclonal antibodies for pharmaceutical and biotechnology companies.

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

4.  Computation of Net Loss Per Share

    Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128) and Staff Accounting Bulletin 98 issued by the Staff of the Securities and Exchange Commission (SAB 98), for all periods presented. Under the provisions of SAB 98, common and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the three and nine months ended September 30, 2000 and 1999, as described above, and also gives effect to the assumed conversion of preferred stock which automatically converted to common stock upon the completion of the Company's initial public offering (using the "as if converted" method) from the original date of issuance.

5.  Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No.
    133 "Accounting for Derivative Instruments and Hedging Activities", which will be effective for our fiscal year 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe that adoption of SFAS 133 will not have a material effect on our financial statements, since we currently do not hold derivative instruments or engage in hedging activities.


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

We have incurred losses since our inception. As of September 30, 2000, we had an accumulated deficit of $37.3 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

We have capitalized the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At September 30, 2000, we had capitalized costs related to issued patents totaling approximately $402,000 (net of accumulated amortization) and approximately $1.1 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

Revenue. Our revenue decreased to $668,000 for the quarter ended September 30, 2000 from $1.6 million for the same period in 1999, a decrease of approximately $900,000. The decrease was primarily due to the one time Vitaxin licensing revenue of $1.2 million received from MedImmune in the quarter ended September 30, 1999.

Research and development. Research and development expenses decreased to $1.0 million for the quarter ended September 30, 2000 from $1.8 million for the same period in 1999, a decrease of approximately $800,000. The decrease was related primarily to the elimination of clinical costs and staffing related to the Vitaxin project which were incurred in the third quarter of 1999 and were not incurred in the third quarter of 2000 as Vitaxin was licensed to MedImmune in 1999.

General and administrative. General and administrative expenses increased to $631,000 for the quarter ended September 30, 2000 from $300,000 for the same period in 1999, an increase of $331,000. The increase was due primarily to the expansion of the administrative infrastructure to support the needs of a public company and an increase in professional fees in connection with the expansion of our business development efforts.

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

Deferred compensation for options granted to consultants has been determined in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation", as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the three months ended September 30, 2000, we recorded non-cash, stock-based compensation expenses of approximately $3.9 million ($1.1 million and $2.8 million related to research and development and general and administrative, respectively), compared to $209,000 for the same period in 1999.

Interest income, net. Net interest income increased to $1.3 million for the quarter ended September 30, 2000 from $56,000 for the quarter ended September 30, 1999, an increase of $1.2 million. The increase was due primarily to our higher average cash and investment balances during 2000 as a result of the cash proceeds from the initial public offering which closed in the third quarter of 2000.

Nine Months Ended September 30, 2000 and 1999

Revenue. Our revenue decreased to $1.9 million for the nine months ended September 30, 2000 from $2.0 million for the same period in 1999, a decrease of $100,000. Revenue from collaborations accounted for 82% and 87% of all revenue for the nine months ended September 30, 2000 and 1999, respectively.

Research and development. Research and development expenses decreased to $2.5 million for the nine months ended September 30, 2000 from $3.5 million for the same period in 1999, a decrease of approximately $1.0 million. The decrease was related primarily to the elimination of clinical costs and staffing related to the Vitaxin project which were incurred in 1999 and were not incurred in 2000 as Vitaxin was licensed to MedImmune in 1999.

General and administrative. General and administrative expenses increased to $1.6 million for the nine months ended September 30, 2000 from $945,000 for the same period in 1999, an increase of approximately $655,000. The increase was due primarily to the expansion of the administrative infrastructure to support the needs of a public company and professional fees in connection with the expansion of our business development efforts.

Stock-based compensation. For the nine months ended September 30, 2000, we recorded non-cash, stock-based compensation expenses of approximately $9.3 million ($3.0 million and $6.3 million related to research and development and general and administrative, respectively), compared to $280,000 for the same period in 1999.

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

Interest income, net. Net interest income increased to $1.4 million for the nine months ended September 30, 2000 from $153,000 for the same period in 1999, an increase of approximately $1.2 million. The increase was due primarily to our higher average cash and investment balances during 2000 as a result of the cash proceeds from the initial public offering which closed in the third quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES


In July 2000, we sold 5.3 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $17.1 million of cash from research collaborations through September 30, 2000.

As of September 30, 2000, we had approximately $105 million in cash, cash equivalents and short-term investments, compared to $3.5 million of cash, cash equivalents and short-term investments as of December 31, 1999.

For the nine months ended September 30, 2000, we used cash of approximately $1.7 million in operating activities to fund our net losses of $10.0 million, offset by non-cash charges for depreciation and patent amortization totaling $190,000, non-cash, stock based compensation totaling $9.3 million and decreases in deferred revenue of $146,000.

For the nine months ended September 30, 2000, we used cash of approximately $62.6 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, and capital expenditures for property and equipment to be used in our business. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

For the nine months ended September 30, 2000, we generated $103.4 million of cash from financing activities, primarily from the net proceeds of the initial public offering and the sale of Series F preferred stock.

We expect our cash requirements to increase significantly in 2000 as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and expand our facilities. We believe that our current cash, cash equivalents and short-term investments will be sufficient to fund our operations for three years.

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

Should we require additional financing due to unanticipated developments, such financing may not be available when needed or may not be available on favorable terms. We may either delay, scale back or eliminate some or all of our research and development programs for lack of funds. Furthermore, our ability to operate as a going concern may be adversely affected by insufficient funds. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders my result.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. Therefore, no quantitative tabular disclosure is included in this report.

                                  RISK FACTORS

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY NEVER BECOME PROFITABLE.

We are at an early stage of development. We incurred a net loss of $10.0 million for the nine months ended September 30, 2000, and our revenue for that same period was only $1.9 million. Additionally, we have had net losses each year since inception and, as of September 30, 2000, had an accumulated deficit of $37.3 million. We expect to report a net loss for fiscal year 2000, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from collaborations and expect to continue to do so in the foreseeable future. Revenues from collaborations are uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our core technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

THE COMMERCIAL UTILITY OF OUR AMEsystem TECHNOLOGY IS UNPROVEN AND MAY NEVER BE REALIZED.

While we have met with initial success in applying our AMEsystem technology, to prove the commercial value of our technology, we or our collaborators will need to commercialize biotherapeutics that we have optimized. Successful commercialization of biotherapeutics requires: preclinical testing, clinical trials, regulatory approval and commercial manufacturing. It will take us or our collaborators many years to complete these steps for any biotherapeutic. If we or our collaborators do not undertake and successfully complete these activities, then our AMEsystem technology will be of little commercial value, and our ability to generate revenue will be limited. Currently, there are no products in clinical trials that have been developed using our technology.

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

IF PRODUCT CANDIDATES WE OPTIMIZE DO NOT RECEIVE REGULATORY APPROVAL, NEITHER WE NOR OUR COLLABORATORS WILL BE ABLE TO COMMERCIALIZE THESE PRODUCTS.

The U.S. Food and Drug Administration, or FDA, must approve any therapeutic product before it can be marketed in the United States. The regulatory process is expensive and time-consuming. Before we or a collaborator can file a new drug application with the FDA, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and may require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Changes in regulatory policy for product approval may cause delays or rejections. Because our product candidates will be developed in a novel way, government regulatory authorities may subject these product candidates to greater scrutiny than those developed using more conventional methods. Some of our collaborators are in early stages of the FDA regulatory process for drugs we have optimized.

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

We also rely upon trade secrets, technical know-how and continuing inventions to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, and we may not be able to meaningfully protect our trade secrets or be capable of protecting our rights to our trade secrets.

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

As of September 30, 2000, our officers and directors and their affiliates, in the aggregate, own beneficially approximately 39.7% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.


                           PART II: OTHER INFORMATION

ITEM 1:        LEGAL PROCEEDINGS

               None.

ITEM 2:        CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)    Not applicable.

        (b)    Not applicable.

        (c) On various dates from July 1, 2000 through September 30, 2000, the Company issued 335,985 shares of its common stock to various employees and consultants pursuant to the exercise of options granted under its 1992 Stock Plan or 2000 Stock Plan. The exercise price per share ranged from $0.04 to $1.25. The Company relied on the exemption provided by Rule 701 promulgated under the Securities Act in issuing these shares.

        (d) On July 27, 2000 the Company sold 5,347,500 shares of its common stock priced at $19.00 per share for an aggregate offering price of $101.6 million in an initial public offering, or IPO, led by an underwriting group consisting of CIBC World Markets, PaineWebber Incorporated and SG Cowen. The proceeds of the IPO to the Company, net of underwriting fees, were $94.5 million. IPO expenses were approximately $1.6 million. The effective date of the registration statement filed by the company with the Securities and Exchange Commission in connection with the IPO (File No. 333-36830) was July 27, 2000. From July 27, 2000 to
               September 30, 2000, we invested the net
               proceeds from the offering in cash equivalents and short-term investments.


ITEM 3:        DEFAULTS UPON SENIOR SECURITIES

               Not applicable.

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5:        OTHER INFORMATION

               Not Applicable.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

               27.1  Financial Data Schedule

     (b) Reports on Form 8-K during the first quarter

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 9, 2000           By: /s/ WILLIAM D. HUSE
     ------------------------           ----------------------------------------
                                        William D. Huse, M.D., Ph.D., President
                                        and Chief Executive Officer


Date:    November 9, 2000           By: /s/ LAWRENCE E. BLOCH
     ------------------------           ----------------------------------------
                                        Lawrence E. Bloch, M.D., Chief Financial
                                        Officer, Vice President of Business
                                        Development and Secretary