Form 10-K
period 2000-12-31
APPLIED MOLECULAR EVOLUTION INC
filed 2001-03-19
CIK 1111312

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-31101

                       APPLIED MOLECULAR EVOLUTION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      33-0374014
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                              3520 DUNHILL STREET
                              SAN DIEGO, CA 92121
         (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 597-4990

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $148,256,526 as of March 9, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 23,592,727 shares of the registrant's Common Stock issued and outstanding as of March 9, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2001 Annual Meeting of Stockholders to be held on May 31, 2001, is incorporated by reference in Part III, Items 10, 11, 12 and 13 on this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in "Risk Factors" as well as those discussed elsewhere in this Form 10-K. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-K. We disclaim, however, any intent or obligation to update these forward-looking statements.

ITEM 1. BUSINESS.

OVERVIEW

     Applied Molecular Evolution, Inc. (the "Company" or "AME"), a Delaware corporation, was incorporated on August 14, 1989. We are a leader in the application of directed evolution to the development of biotherapeutics. Directed evolution is a process for optimizing genes and proteins for specific commercial purposes. Our technology has been validated by, among other things, our recent success in optimizing Synagis(R) for MedImmune, Inc. ("MedImmune"). We use our proprietary AMEsystem(TM) technology to rapidly create improvements in proteins that would be too inefficient and expensive to achieve through conventional methods. Since our inception, our principal focus has been on applying our technology to human biotherapeutics, the largest and most profitable target market for directed evolution. We plan to use our directed evolution technology to develop improved versions of currently marketed, FDA-approved biopharmaceuticals as well as novel human biotherapeutics.

BACKGROUND

                        DNA, CODONS, GENES AND PROTEINS

                   [DNA, CODONS, GENES AND PROTEINS GRAPHIC]

     The graphic above depicts a protein being produced from DNA as described in the text below.

     DNA is a molecule found in all living cells and is responsible for determining the inherited characteristics of all living organisms. The entire DNA content of an organism is called its genome. The human genome is organized into 46 chromosomes, and each chromosome contains a DNA molecule. Each DNA molecule consists of two complementary strands comprised of four different chemical bases called nucleotides, commonly referred to as A, C, G and T. Each set of three adjacent nucleotides (e.g. CAG or GAG) is referred to as a codon, and codons are organized into discrete units called genes. Genes direct the cell to make proteins, and the sequence of codons within a gene determines the protein that will be made by the cell.

     Scientific evidence amassed to date suggests that the human genome contains about 30,000 genes, with each gene consisting of anywhere from tens to millions of codons. Genes are critically involved in the regulation of almost all aspects of human biology and disease because they serve as the blueprints for the production of proteins that control virtually all of a cell's normal biological functions. For an organism to be healthy, genes must produce specific proteins at the right time in the appropriate amounts in the correct cells, a process known as gene expression. When a gene is expressed, its DNA directs the production of a specific protein.

     Proteins are composed of combinations of 20 different sub-units called amino acids which are linked together like beads on a string. The specific sequence and types of amino acids in a protein determine the ultimate structure and function of the protein. Each codon in a gene specifies a corresponding amino acid in a protein. Therefore, the specific sequence of codons contained in the gene determines the amino acid composition and function of the protein. Any change in any of the three nucleotides in a codon could result in the incorporation of a different amino acid into the protein. This type of alteration may lead to the production of a protein with altered biological properties. Consequently, changes in nucleotides, e.g. if C is replaced by G within a codon, can have a dramatic impact on the inherited biological characteristics of an organism.

NATURAL EVOLUTION AND ITS LIMITATIONS

     Evolution is the process by which living organisms adapt to their environment. There are two fundamental steps in the evolutionary process. The first step is the creation of genetic diversity through random events. The second step is the natural selection of organisms which possess beneficially adaptive characteristics that will be passed to the next generation.

     The following critical limitations preclude natural evolution from efficiently developing proteins optimized for specific purposes:

     - It is extremely slow, requiring the passage of thousands and even millions of years.

     - Natural evolution creates only a portion of the possible protein diversity because it introduces changes at the nucleotide level. Changes in individual nucleotides within a gene may or may not alter the amino acid sequence of the resulting protein. Therefore, a change that occurs at the nucleotide level may not alter the functional characteristics of the protein that is eventually produced. In contrast, by changing individual codons, it is possible to explore the full range of possible amino acid changes in a protein. Consequently, natural evolution is much less efficient at exploring the full range of protein diversity than a process which introduces change at the codon level.

     - Selection occurs at the level of the whole organism, therefore individual proteins are not necessarily optimized.

These limitations create an opportunity to improve natural proteins for commercial purposes.

BIOTECHNOLOGY AND ITS CURRENT LIMITATIONS

     The biotechnology industry aims to discover genes from natural sources and subsequently develop proteins with important commercial applications from these genes.

     Genomics, which is the study of all the genetic information of a species and its relationship to disease, is transforming biotechnology. Recent technological advances in molecular biology and in scientific instrumentation have greatly increased the ability of researchers to identify genes and subsequently determine their functions. These developments are ultimately expected to lead to the identification of all the genes in the human genome. To date, tens of thousands of genes have already been identified. In spite of these recent successes, genomics companies have been limited in their ability to develop commercially successful protein products. As described above, a major reason for this limitation is that naturally occurring genes produce proteins that have not evolved for commercial purposes, and typically yield proteins that may be deficient with respect to characteristics such as potency, stability, availability in the body, side effect profile and manufacturing cost.

     Traditionally, the biotechnology industry has attempted to modify genes for commercial purposes by employing two different strategies: random mutagenesis and rational design. Random mutagenesis involves inducing random mutations in genes in an effort to produce commercially viable proteins. Empiric evidence suggests that random mutagenesis offers a low probability of improving a protein and usually results in detrimental changes to the protein. Rational design involves deliberately modifying a gene in an effort to change the structure of the resultant protein. This approach is predicated on the theory that analyzing the structure and shape of a protein will provide an understanding of its function. Consequently, once the structure of a protein is known, it may be possible to modify the underlying gene to improve the function of the protein. The major drawbacks to rational design are that it is expensive, time-consuming, and most significantly, imprecise. Moreover, rational design has rarely been successfully implemented in practice.

DIRECTED EVOLUTION AND LIMITATIONS OF COMPETING APPROACHES

     The goal of directed evolution is to optimize proteins for commercial purposes. Protein optimization generally involves improving the functional characteristics of a particular protein by changing its amino acids. For example, a particular protein may have an initial amino acid sequence that makes it susceptible to degradation at temperatures approximating that of the human body. Consequently, its utility as a therapeutic agent would be severely limited. By using directed evolution, the stability of this protein could be dramatically improved by introducing changes in the amino acid sequence of the protein, and then screening for those changes that allow the protein to survive at higher temperatures while retaining its other important characteristics. Because the sequence of amino acids in a protein determines the protein's structure and function, and the sequence of amino acids is specified in genes, proteins can be modified by altering the genes that produce them.

     There are three fundamental steps in the process of directed evolution. In the first step, a library, or collection, of genes is created by introducing changes in the initial gene that produces the protein of interest. Ideally, this library of genes should contain the optimal amount of genetic diversity. If the process introduces too much genetic diversity, the efficiency of directed evolution may be significantly reduced because excessive change in the genes of interest is likely to destroy the function of most resulting proteins. Conversely, the creation of an insufficient amount of genetic diversity significantly reduces the probability of producing a functionally-improved protein. The second step involves expressing proteins from all the different genes that were produced in the first step to create a library of diverse proteins. The third step in the process entails evaluating, or screening, this library to identify those proteins with improvements in the desired characteristics. The process is then repeated until a sufficiently improved protein is identified.

     We believe that directed evolution potentially offers several advantages over natural evolution and traditional biotechnology approaches to improve proteins. The entire process can be rapidly completed, efficiently and cost-effectively accomplishing in months what it takes traditional methods years to achieve. Because directed evolution does not require any knowledge of the structure of the protein being optimized, it is much more rapid than conventional approaches such as rational design, which are based on time-consuming modeling techniques.

     Directed evolution represents a significant step forward in the optimization of proteins. There are currently a number of different competing approaches for conducting directed evolution, including gene shuffling. We believe that these competing approaches do not take full advantage of the potential of directed evolution to optimize proteins, particularly biotherapeutics, our primary target market.

  Gene Shuffling

     Gene shuffling involves cleaving a collection of genes into fragments and then recombining the fragments to create new gene variants. Gene shuffling does not control the extent or precise location of changes introduced into the gene of interest nor does it explore the full range of protein diversity. These shortcomings significantly limit the usefulness of this approach in developing improved proteins:

     - Completeness of Diversity: gene shuffling lacks the ability to substitute each of the 20 amino acids at a particular location in a protein. For example, if all the various genes in a gene family begin with the same codon ATG, they will all produce a protein that begins with the same amino acid. If this family of genes is then shuffled in an effort to create genetic diversity, all the gene variants that are produced will still begin with the same codon ATG. Therefore, in this particular situation, shuffling fails to introduce any of the other 19 possible amino acids into the beginning of the protein. If modifying the first amino acid is critical to enhancing the protein's function, gene shuffling will be unable to produce a functionally-improved protein.

     - Extent of Change: the very nature of gene shuffling requires the cleavage of a collection of genes in multiple locations. Consequently, the shuffling process cannot precisely control the number of changes introduced into the genes. The greater the number of changes, the more likely it is that harmful changes will be introduced. Furthermore, extensive change requires the screening of larger libraries, which is more time-consuming and expensive.

     - Location of Change: the gene shuffling approach lacks the ability to precisely control where changes are introduced into a gene. This limitation severely curtails the application of this technology to developing biotherapeutics because changing just a single amino acid at an inappropriate location can adversely impact the efficacy, potency and side effect profile of a biotherapeutic.

  Extremophile Isolation

     Extremophile isolation attempts to identify previously undiscovered genetic diversity in nature by collecting unusual organisms that have adapted through natural selection to be able to survive in extreme environments. We believe that this approach has limited application to the biotherapeutic market. It has taken over two decades to transform mouse proteins, which are closely related to human proteins, into biotherapeutics that the human immune system will not reject. We expect it to be even more challenging to convert proteins from organisms that are extremely different from humans into biotherapeutics which will not be rejected by the human immune system.

OUR AMESYSTEM TECHNOLOGY

     We use our proprietary AMEsystem technology to improve the function of a target protein in order to enhance its commercial potential. The components of our AMEsystem are precise and efficient methods for conducting the three fundamental steps of directed evolution and address the limitations of alternative directed evolution approaches. There are three components to our AMEsystem technology:

     - DirectAME(TM): DirectAME is a patented gene synthesis process that enables us to rapidly produce a library of diverse genes altered from the initial gene.

     - ExpressAME(TM): ExpressAME consists of several gene expression systems that efficiently produce proteins from the genes produced using DirectAME.

     - SelectAME(TM): SelectAME is a series of tests or screens which facilitate the selection and identification of proteins with the optimal, desired commercial properties from the protein libraries generated using ExpressAME.

                                [AMEsystem Logo]

  Step One: DirectAME

     Our patented DirectAME technology addresses the limitations of competing directed evolution approaches by generating the appropriate amount of genetic diversity in a rapid and precise fashion, thereby dramatically increasing the probability of creating and identifying the most functionally-improved proteins. In contrast to alternative directed evolution approaches, our DirectAME approach has the following strengths:

     - Completeness of diversity. When optimizing the function of a protein by applying directed evolution technology, it is critical that all 20 possible amino acids be evaluated at each position of interest in the protein. By changing codons as opposed to single nucleotides, our patented DirectAME technology ensures that all 20 possible amino acids are expressed at each position of interest within the protein. Competing approaches cannot achieve such complete diversity without producing enormous protein libraries that are not economically feasible to screen.

     - Extent of change. The simultaneous introduction of a large number of amino acid changes in each protein in a library is undesirable because most amino acid changes are detrimental to the function of a protein. If multiple changes are made at once, the majority of the proteins produced will not possess the desired function, needlessly complicating the subsequent screening process. We can use our DirectAME technology to create a diverse library of proteins that differ from the initial target protein by a specific number of amino acids. In doing so, we significantly increase the probability of preserving the desired characteristics while keeping the number of proteins at a level that is efficient to express and screen. As we repeat the process, we introduce additional changes into the protein and only select those changes that combine to produce a protein with improved function.

     - Location of change. Our DirectAME technology has the ability to change specific, carefully targeted areas of a gene and ultimately a protein. This ability to precisely alter a specific region of a target protein greatly facilitates the synthesis of more focused libraries, significantly increasing the likelihood of identifying improved proteins. The ability to change specific regions of a protein in a deliberate and precise manner while leaving all other regions unchanged has profound implications for the development of new biotherapeutics as well as for improving currently marketed, FDA-approved drugs.

      Optimizing monoclonal antibodies demonstrates the importance of having the ability to change amino acids only at specific locations. While antibodies are relatively large proteins consisting of hundreds of amino acids, the crucial sites on an antibody that determine its ability to bind to a particular target, and ultimately its therapeutic effectiveness, constitute less than 5% of the overall protein. These sites consist of six different stretches of amino acids that are separated from one another. Therefore, antibody optimization requires the ability to precisely confine amino acid changes to these six specific regions while leaving the remainder of the antibody unchanged.

  Step Two: ExpressAME

     Our ExpressAME technology encompasses a number of proprietary gene expression systems that we use to produce protein libraries. A unique feature of our ExpressAME system is that it enables us to apply our directed evolution technology to virtually any protein, including those that cannot be produced in bacteria. A significant shortcoming of competing technologies is that they rely primarily on bacterial expression systems. However, many currently marketed, FDA-approved biopharmaceuticals cannot be expressed in their functional, properly folded states by bacteria, and thus require expression in mammalian cells.

     ExpressAME has been developed specifically to address the technical challenges of conducting directed evolution in a broad spectrum of host organisms, including both bacterial and mammalian cells. As a result, we can now rapidly optimize many biotherapeutics which were previously not amenable to directed evolution.

  Step Three: SelectAME

     Our SelectAME technology is a set of broadly applicable proprietary tests or screens that are highly sensitive and capable of characterizing thousands to millions of proteins simultaneously. In selecting a screen for use in the directed evolution process, there is often a trade-off between the speed of throughput, the rate at which proteins can be screened, and the ability to predict the functional performance of the protein in the human body. We believe that using the most predictive screen available, regardless of its throughput, is essential for identifying the most improved proteins. By using our AMEsystem technology, we have the flexibility to create libraries of proteins which are appropriately matched to the particular screen that is being used. If the most predictive screen that is available is low throughput, we can use DirectAME to create smaller, more focused libraries containing proteins that have each been changed at only one or two amino acid positions. Alternatively, when a high throughput and highly predictive screen is available, DirectAME can be used to generate larger protein libraries with multiple amino acid substitutions. In contrast, competing technologies that do not have the control and precision of DirectAME, and which therefore produce larger, less focused protein libraries, predominantly rely on high throughput screens, which are often less predictive.

  Repeating the Process

     We repeat the process starting with one or more of the improved proteins produced by our AMEsystem to further improve the function of the target protein. We can also combine beneficial amino acid changes identified in the initial protein library as a second strategy to achieve the same objective.

MARKET OPPORTUNITIES

     While virtually any product or process that utilizes or could utilize DNA or proteins can be improved though the application of our technology, we focus our efforts on the biotherapeutic market, the largest and most profitable target market for directed evolution. We believe that the level of technological sophistication and precision required to improve currently marketed, FDA-approved biopharmaceuticals as well as to develop novel biotherapeutics is significantly greater than that required by other potential target markets for directed evolution technologies. Since our inception, we have focused on developing and optimizing our AMEsystem technology to address these multi-billion dollar market opportunities.

  Biotherapeutics

     Proteins are essential to all cellular processes and have tremendous commercial value, particularly in the pharmaceutical industry. The worldwide sales of therapeutic proteins are projected to approach $20.0 billion by 2004. Protein pharmaceutical products such as erythropoietin, which had worldwide sales of approximately $3.8 billion in 1998, represent some of the world's highest revenue pharmaceutical products. The biotherapeutic market encompasses a wide variety of compounds, each with tremendous potential to improve human health:

     - Antibodies: Antibodies currently represent the fastest growing biotherapeutic product category in dollar and percentage terms, due to the application of recently developed, novel approaches for generating, modifying and manufacturing antibodies. The FDA has approved eight therapeutic antibodies, six of them in the last three years, with total sales in 1999 of approximately $1.0 billion, including $227 million for Synagis. The major obstacles to be overcome in antibody engineering include unfavorable side effect profile, inadequate affinity for the target, instability, manufacturing cost and potency.

      As demonstrated through collaborations with our corporate partners, our proprietary AMEsystem technology enables us to optimize human antibodies with respect to potency, affinity, side effect profile, stability and manufacturing cost. To date, we have optimized 10 different antibodies with commercial potential.

     - Cytokines: Cytokines are proteins secreted by cells that regulate the body's immune system as well as its responses to inflammation. Cytokines have been implicated in a wide variety of diseases such as rheumatoid arthritis, sepsis and lupus that afflict millions of individuals. Perhaps the best known and well-studied cytokine is granulocyte-colony-stimulating factor, commonly known as G-CSF, which acts on the bone marrow to increase its production of white blood cells. G-CSF attained worldwide sales of over $1.6 billion in 1998 and is one of the world's highest revenue pharmaceutical products. Worldwide sales of cytokines totaled almost $8.0 billion in 1997.

     - Hormones: Hormones are proteins that are critical to the daily function and normal growth and development of the human body. Human growth hormone, for example, is a naturally occurring human protein produced in the pituitary gland that regulates metabolism and is responsible for growth in children. Many of the most debilitating and chronic human diseases are due to hormone deficiencies. Sales of human growth hormone totaled more than $1.5 billion in 1998.

     - Serum Proteins: Serum proteins are proteins that are found in the plasma or serum portion of human blood. Hemophilia is one example of a disease due to deficiencies in serum proteins. In this disease, a deficiency in one or more of the plasma proteins needed to form a blood clot results in a bleeding disorder. The treatment for hemophilia involves the administration of the missing serum protein. The total worldwide market for serum proteins for hemophiliacs in 1999 was approximately $1.0 billion.

     - Enzymes: Enzymes constitute the majority of proteins in all cells. These proteins speed up cellular processes and are therefore critical to the normal function of cells. Enzymatic deficiencies are often fatal. Gaucher's disease, for example, is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency in an important enzyme called glucocerebrosidase. Administration of the synthetic form of this enzyme, called Cerezyme, is the only treatment available to these patients. Worldwide sales of Cerezyme totaled approximately $470 million in 1999.

     - Growth Factors: Growth factors represent an emerging class of biotherapeutic compounds that show great promise in treating a host of different diseases. For example, vascular endothelial growth factor, commonly known as VEGF, is a protein that is secreted by oxygen-deprived tissues. It acts by binding to specific receptors on blood vessels to stimulate the formation of new blood vessels, a process known as angiogenesis. Patients who suffer from coronary artery disease and who are not candidates for angioplasty or bypass surgery may benefit from the administration of this growth factor. This class of biotherapeutics may have a very large patient population. Given that the majority of these proteins are still in the very early stages of development, they represent attractive candidates for optimization using our AMEsystem technology.

COMMERCIAL PROBLEMS SOLVED USING OUR AMESYSTEM TECHNOLOGY

     By applying our proprietary AMEsystem technology, we have successfully addressed many significant challenges involved in the biopharmaceutical development process. We believe that our technology platform has been validated through its successful application to critical, time-sensitive projects for MedImmune, Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Seattle Genetics, Inc. ("Seattle Genetics") and Cell Matrix, Inc. ("Cell Matrix").

  Expanded Market Opportunity and Increased Potency

     The use of Synagis, MedImmune's monoclonal antibody against Respiratory Syncytial Virus, is limited to the treatment of high-risk infants due to the drug's high cost and requirement for intramuscular administration. By using our directed evolution technology, we created several new drug candidates for MedImmune that have been shown in animal models to be at least 10 times more potent than Synagis. MedImmune is expected to take one of these candidates through clinical trials, and if successful, market it as Numax(TM). If Numax's significantly increased potency is confirmed in human clinical trials expected to begin in 2001, MedImmune could develop Numax for new markets including the elderly, reduce production costs, and pursue various delivery forms to broaden the product's use.

  Increased Potency and Decreased Manufacturing Costs

     MedImmune encountered a significant problem while attempting to commercialize Vitaxin(TM), a monoclonal antibody product candidate designed to treat various cancers by cutting off their blood supply, a process known as anti-angiogenesis. A particular structural feature in the first generation antibody made it susceptible to significant degradation during the manufacturing process, resulting in a loss of over 70% of the product yield. By applying our AMEsystem technology to Vitaxin, we successfully created a second generation version of the antibody that is significantly more stable than its predecessor. Our directed evolution technology decreased manufacturing costs by improving the yield by more than 300% and also increased the affinity of the antibody for its target by 90-fold. Second generation Vitaxin entered Phase I clinical trials with MedImmune during the first quarter of 2001.

  Reduced Side Effects and Improved Affinity

     Bristol-Myers Squibb's anti-CD40 antibody is a mouse antibody which, if administered to humans, would cause a significant immune reaction, rendering the antibody ineffective and potentially causing serious side effects in patients. Prior to collaborating with us, Bristol-Myers Squibb had attempted unsuccessfully over a two-year period to improve its anti-CD40 antibody by applying rational design techniques. Through the application of our AMEsystem technology, we optimized the antibody in just four months, yielding an antibody with a 500-fold increased affinity for its target and a significantly reduced risk for causing an immune reaction. Bristol-Myers Squibb is expected to enter Phase I clinical trials with anti-CD40 in 2001.

  Expanded Therapeutic Potential

     Seattle Genetics' BR96 is an antibody in development for treating solid tumors. The commercial potential of BR96 was limited by its recognition of only a narrow set of tumors. We optimized this antibody by increasing its affinity and broadening its ability to recognize tumors. Seattle Genetics is now in preclinical development with the improved version, hBR96.

  Enabling the Commercialization of a Discovery Technology

     Subtractive immunization is a novel approach to discover antibodies that recognize unique therapeutic targets. However, this approach usually results in low-affinity antibodies that are unlikely to be commercially successful. By applying our AMEsystem technology to this problem, we can increase the affinity of antibodies produced by this process. For Cell Matrix, we optimized HUI77 and HUIV26, anti-angiogenic mouse antibodies discovered using subtractive immunization, which could enable Cell Matrix to pursue the commercialization of these antibodies.

BUSINESS STRATEGY

     We are a leader in applying directed evolution to the development and commercialization of human biotherapeutics. We have selected biotherapeutics as our primary target industry because it is the largest and highest margin market for directed evolution. Our business strategy includes five basic elements:

     - Optimize Currently Marketed Biopharmaceuticals. We are seeking to optimize FDA-approved biopharmaceuticals to create improved versions of these drugs with broader patent protection. We are already using our proprietary AMEsystem technology to significantly improve important characteristics of established biopharmaceuticals, acting independently or in collaboration with the initial developers. We believe that focusing on approved products with known therapeutic profiles and proven markets represent an attractive, lower risk development strategy.

     - Develop Novel Biotherapeutics. We plan to access and develop novel human biotherapeutics from a wide variety of sources. We plan to continue our collaborations with leading pharmaceutical and biotechnology companies that are facing technical challenges to the development and commercialization of their therapeutic proteins. We also expect genomics and the sequencing of the human genome to yield an expanding number of novel proteins to optimize and commercially develop. Finally, we will continue to license additional biotherapeutic product candidates from leading academic institutions.

     - Leverage Strategic Collaborations. We plan to continue to leverage strategic collaborations to expand our product pipeline. Our goal is to combine our expertise with that of our collaborators. We believe that we can add the greatest value to a project by applying our AMEsystem technology early on in the development process while relying on our collaborators to further develop and commercialize the improved product candidates. Collaborators provide financial support for research and development, and pay milestones and royalties on any product sales.

     - Invest in Selected Internal Development Projects. We plan to select a limited number of promising projects for internal development. We plan to focus on projects that we believe have lower development risks and target large, highly profitable markets such as oncology, infectious diseases and autoimmune diseases.

     - Enhance Our AMEsystem Technology. We plan to continue to develop our AMEsystem technology by investing significantly in research and development while simultaneously protecting and expanding our strong intellectual property portfolio. We plan to license and acquire from others technologies that complement and expand our core capabilities.

DEVELOPMENT PROGRAMS

     Since inception, we have entered into numerous corporate collaborations and have pursued our own internal development projects. We expect that strategic collaborations will continue to be an important element of our business strategy. Unless specifically mentioned, we do not have commercialization rights to the intellectual property developed from our collaborations. The following is a summary of our development programs and related corporate collaborations:

  MedImmune

     In February 1999, we entered into a four antibody strategic collaboration with MedImmune, a leader in the commercial development of therapeutic antibodies. The agreement covers the licensing of Vitaxin to MedImmune as well as the optimization of three additional antibodies, including Synagis. Licenses granted under this agreement are exclusive and worldwide covering the right to research, develop, sell and sublicense. The business terms of the agreement include potential royalties which may last the life of the applicable patents as well as other payments of up to $45.0 million including an aggregate of $750,000 in research and development support, $40.5 million in potential milestone payments, and an equity investment. Under the terms of the agreement portions of the milestone payments may be creditable against royalties. We have received $7.4 million from MedImmune through December 31, 2000. The duration of the research and development aspect of this agreement has been extended through February 2003, although it may be terminated by MedImmune on 90 days notice or by us in the event of a default by MedImmune.

     Synagis, MedImmune's flagship product, is currently the only FDA-approved monoclonal antibody for the prevention of Respiratory Syncytial Virus infection. Cost constraints and the requirement for intramuscular administration have limited the drug's use to treating only high-risk infants. By applying our AMEsystem technology, we created several new drug candidates for treating this serious lung infection that have been demonstrated in animal models to be at least 10 times more potent than Synagis. MedImmune is expected to take one of these candidates through clinical trials, and if successful, market it as Numax. This more potent version of Synagis, which is expected to enter clinical trials in 2001, could enable MedImmune to address new markets including the elderly, reduce production costs and pursue additional methods for administering the drug in order to broaden the product's use.

     Vitaxin is an anti-angiogenic antibody with potential applications in oncology, rheumatoid arthritis, diabetic retinopathy, and macular degeneration. We originally licensed the mouse antibody from which Vitaxin was derived from The Scripps Research Institute. We then improved Vitaxin to overcome a potential immune reaction in humans and licensed it to MedImmune. MedImmune is now focusing on a second generation version of Vitaxin that we developed using our AMEsystem technology. This version of the antibody has significantly improved affinity as well as decreased manufacturing costs. During the first quarter of 2001, MedImmune initiated Phase I clinical trials with second generation Vitaxin.

  Bristol-Myers Squibb

     We have entered into two separate agreements with Bristol-Myers Squibb, one of the largest pharmaceutical companies in the world. We have completed our optimization work under these agreements and have received over $27 million through December 31, 2000, and will potentially receive future royalties, as well as up to $3,850,000 in potential milestones. Under the terms of the agreement, portions of the milestone payments may be creditable against royalties.

     In June 1993, we entered into the initial strategic collaboration with Bristol-Myers Squibb to optimize their BR96 anti-solid tumor antibody and to develop a discovery technology program to treat tumors. Bristol-Myers Squibb renewed this collaboration in 1995. As discussed below, hBR96, our improved version of BR96, is currently being developed by Seattle Genetics, a biotechnology company founded by former Bristol-Myers Squibb scientists. Based on the success of our initial collaborations, Bristol-Myers Squibb amended our agreement in 1998 to include the optimization of its anti-CD40 antibody for treating autoimmune disease, which has now been completed. Bristol-Myers Squibb is expected to begin Phase I clinical trials with its anti-CD40 antibody in 2001.

  Seattle Genetics

     Seattle Genetics is in preclinical development with hBR96 for the potential treatment of cancers. After we optimized BR96 for Bristol-Myers Squibb, Seattle Genetics licensed this product from Bristol-Myers

Squibb and is continuing to develop this antibody. Under our original agreement with Bristol-Myers Squibb and an agreement among Bristol-Myers Squibb, Seattle Genetics, and AME, we may receive milestones and royalties from this product.

  Cell Matrix

     In November 1999, we entered into a strategic collaboration covering up to four novel antibody therapeutics with Cell Matrix, a private biotechnology company developing anti-angiogenic antibodies for the treatment of cancer. During 2000, we completed the optimization of the first two compounds, and the agreement was not extended to include the remaining two potential compounds. Under the terms of the agreement, we may receive potential royalties relating to the two optimized compounds, which may last up to 10 years from the date of the first commercial sale of a product developed from this collaboration. Additionally, we may receive up to $8.5 million in research funding and potential milestone payments. We have received a total of $1.0 million through December 31, 2000, and we received an additional $500,000 in January 2001.

  Biosynexus

     In December 2000, we entered into a strategic collaboration covering the optimization of a therapeutic antibody, HU96-110, with Biosynexus, Inc. ("Biosynexus"), a private biotechnology company developing antibodies for the treatment of infectious disease. HU96-110 is being developed for the treatment of staphlycoccal bacterial infection. The business terms of the agreement include research and development support, potential milestone payments and potential royalties on the sale of approved products. AME is currently optimizing HU96-110.

INTERNAL DEVELOPMENT PROGRAMS

     We are using our AMEsystem technology to develop both improved versions of currently marketed biopharmaceuticals and novel human therapeutics. We are working on improving multiple currently marketed, FDA-approved drugs that are already marketed by third parties and in their present, unimproved forms are expected to each have sales in excess of $100 million in 2001. We are also developing a number of product candidates based upon versions of a therapeutic enzyme we licensed from the University of Nebraska Medical Center in March 2000 and the Mayo Clinic in January 2001. We are optimizing versions of this enzyme for attractive markets including cancer, and plan to take the resulting candidate molecules into preclinical development.

     We have full commercialization rights to these internal development projects.

INTELLECTUAL PROPERTY

     We hold patents and rights to patents within the field of directed evolution with an extensive portfolio that includes 17 issued U.S. patents related to our proprietary directed evolution technology. Thirty-four counterpart patents to these U.S. patents are issued in other major industrialized countries. We have an additional 22 pending U.S. patent applications and 33 pending foreign and international counterpart applications relating to our AMEsystem technology and the application of this technology to diverse industries including protein pharmaceuticals and industrial enzymes.

     Our intellectual property portfolio includes trade secrets, know-how, trademarks, patents and patent applications related to DirectAME gene synthesis, ExpressAME protein expression and SelectAME protein screening as well as the exclusive license to the Kauffman patents.

     - DirectAME: The DirectAME gene synthesis patents are directed to methods for generating genetic diversity which can be used for conducting directed evolution. They claim methods for introducing changes at the codon level to generate genetic diversity.

     - ExpressAME: ExpressAME is a system used for conducting directed evolution in both bacterial and mammalian cells. This system enables the expression of many therapeutic proteins in their functional, properly folded states, a feature that cannot always be achieved by relying exclusively on bacterial expression systems.

     - SelectAME: We have a number of issued patents and pending patent applications relating to our SelectAME technologies for screening protein libraries. The patents and patent applications describe methods for evaluating protein function.

     - The Kauffman patent family comprises six issued U.S. patents with claims covering methods of randomly generating proteins, which we believe is required by many directed evolution technologies. We were granted an exclusive license to the Kauffman patent family in 1994. The first Kauffman patent application was filed in 1985, and the first U.S. Kauffman patent issued in 1998 with a term extending into 2015. Their patent prosecution history includes a successful defense to an opponent's challenge in Japan.

     We are fully committed to investing in the further development, expansion and enforcement of our leading intellectual property position in directed evolution.

COMPETITION

     We are a leader in the application of directed evolution to the development of biotherapeutics. We are aware that companies such as Maxygen, Inc., Diversa Corporation, Genencor International, Inc., and Enchira Biotechnology Corporation rely on alternative methods such as gene shuffling and extremophile isolation for obtaining or generating genetic diversity. Some or all of these companies will compete against us to develop novel human biotherapeutic products and to improve currently marketed, FDA-approved drugs. Academic institutions such as the California Institute of Technology and the University of Washington are also working in this field. In the future, we expect the field to become highly competitive and that companies and academic and research institutions will seek to develop technologies that could be competitive with our AMEsystem technology. Any products that we may develop through our AMEsystem technology will compete in highly competitive markets, especially our improved versions of currently marketed, FDA-approved biopharmaceuticals.

     Many of our potential competitors have substantially greater financial, technical and personnel resources than we do, and we cannot be certain that they will not succeed in developing technologies and products that would render our technology and products or those of our collaborators obsolete or noncompetitive. In addition, many of those competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend, in part, on:

     - our ability to demonstrate the applicability of our technology to optimizing a broad range of proteins

     - the cost-effectiveness of our optimization approach

     - our ability to develop products that reach the market first

     - our ability to develop products that are technologically superior to other products in the market

     - our ability to obtain and enforce patents covering our technology

GOVERNMENT REGULATION

     Our collaborators are in early stages of the FDA regulatory process for drugs we have optimized.

     One of the product candidates with respect to which we have a collaboration is currently in human clinical trials. MedImmune commenced a Phase I human clinical trial with second generation Vitaxin in the first quarter of 2001 and is expected to commence Phase II clinical trials with second generation Vitaxin later in 2001. MedImmune is also expected to commence Phase I clinical trials with Numax in 2001. Bristol-Myers Squibb is expected to enter a Phase I clinical trial with anti-CD40 in 2001. Seattle Genetics is now in preclinical development with hBR96 and Cell Matrix is in preclinical development with the anti-angiogenic antibodies, HUI77 and HUIV26.

     Our corporate collaborators will control all aspects of the clinical testing of these product candidates, and we do not have any results from completed trials for these current product candidates. We also do not have any product candidates of our own in preclinical or clinical development.

     Any products we, or our collaborators, develop will require regulatory clearances prior to clinical trials and additional regulatory clearances prior to commercialization. Drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, and biological products, in addition to being subject to provisions of that Act, are regulated under the Public Health Service Act. Both statutes and related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices.

     FDA approval is required prior to marketing a pharmaceutical product in the United States. To obtain this approval the FDA requires clinical trials to demonstrate the safety, efficacy, and potency of the product candidates. Clinical trials are the means by which experimental drugs or treatments are tested in humans. New therapies typically advance from laboratory, research, animal, preclinical, testing and finally through several phases of clinical, human testing. Upon successful completion of clinical trials, approval to market the therapy for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

     Clinical trials are normally done in three phases. In Phase I, trials are conducted with a small number of patients or healthy volunteers to determine the safety profile, the pattern of drug distribution and metabolism and early evidence of effectiveness. In Phase II, trials are conducted with a larger group of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety, efficacy, and potency required by the FDA and other regulatory authorities. For life-threatening diseases, initial human testing generally is done in patients rather than healthy volunteers. These studies may provide results traditionally obtained in Phase II trials and are referred to as "Phase I/II" trials.

     Obtaining FDA approval is a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, preclinical studies must be conducted in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an application for an Investigational New Drug, IND, which the FDA must review and allow before human clinical trials can start. The IND includes a detailed description of the clinical investigations.

     A company must sponsor and file an IND for each proposed product and must conduct clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients.

     After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a biologic, a Biologic License Application, or BLA, is required. If the product is classified as a new drug, a New Drug Application, or NDA, is required. The NDA or BLA must include results of product development activities, preclinical studies and clinical trials in addition to detailed manufacturing information.

     Applications submitted to the FDA are subject to an unpredictable and potentially prolonged approval process. The FDA may ultimately decide that the application does not satisfy its criteria for approval or require additional preclinical or clinical studies. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Before marketing clearance is secured, the manufacturing facility will be inspected for current Good Manufacturing Practices, or GMP, compliance by FDA inspectors. The manufacturing facility must satisfy current GMP requirements prior to marketing clearance. In addition, after marketing clearance is secured, the manufacturing facility will be inspected periodically for GMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

     In both domestic and foreign markets, sales of any approved products will depend on reimbursement from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, these products may not be considered cost-effective, reimbursement may not be available, or reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

     We also are subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. The extent of government regulation which might result from any future legislation or administrative action cannot be accurately predicted.

EMPLOYEES

     As of December 31, 2000, we had 47 full-time employees, 21 of whom hold advanced degrees. Thirty two of our full-time employees were engaged in research and development and 15 were engaged in business development, finance and general administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

                                  RISK FACTORS

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY NEVER BECOME PROFITABLE.

     We are at an early stage of development. We incurred a net loss of $13.6 million for the year ended December 31, 2000, and our revenue for 2000 was $2.7 million. Additionally, we have had net losses each year since inception and as of December 31, 2000, had an accumulated deficit of $40.9 million. We expect to report a net loss for fiscal year 2001, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from collaborations and expect to continue to do so in the foreseeable future. Revenue from collaborations are uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our core technology. We expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

     We may need to raise more money to continue our operations. We may seek additional funds from public and private stock offerings, corporate collaborations, borrowings under lease lines of credit or other sources. If we cannot raise more money, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. We expect that our current resources, together with future operating revenues, will be sufficient to fund operations for only the next two years. The amount of money we will need will depend on many factors, including:

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

THE COMMERCIAL UTILITY OF OUR AMESYSTEM TECHNOLOGY IS UNPROVEN AND MAY NEVER BE REALIZED.

     While we have met with initial success in applying our AMEsystem technology, to prove the commercial value of our technology, we or our collaborators will need to commercialize biotherapeutics that we have optimized. Successful commercialization of biotherapeutics requires: preclinical testing, clinical trials, regulatory approval, and commercial manufacturing. It will take us or our collaborators many years to complete these steps for any biotherapeutic. If we or our collaborators do not undertake and successfully complete these activities, then our AMEsystem technology will be of little commercial value, and our ability to generate revenue will be limited. Currently, there is one product in clinical trials that has been developed using our technology.

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

PUBLIC PERCEPTION OF ETHICAL AND SOCIAL ISSUES MAY LIMIT THE USE OF OUR TECHNOLOGY, WHICH COULD REDUCE OUR REVENUE.

     Our success will depend upon our ability to develop products through the application of our directed evolution technology. Governmental authorities could, for social or other purposes, limit the use of genetic modification or prohibit the practice of our technology. Ethical and other concerns about the use of products derived from modified genes could adversely affect their market acceptance. If our technology or the products we develop cannot be marketed as a result, we would lose our core business.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

     Future sales of common stock by our stockholders under Rule 144 of the Securities Act of 1933 ("the Securities Act"), or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Shares of our common stock are eligible for sale in the public market in reliance on Rule 144(k) or Rule 701 under the Securities Act, without any volume restrictions. Additionally, we registered a total of 5,450,000 shares of common stock reserved for issuance under our stock plans. Some of our existing stockholders have rights to require us to register their shares for future sale.

OUR FINANCIAL CONDITION COULD BE AFFECTED BY OFFERINGS OF OUR SUBSIDIARY'S
STOCK.

     We could engage in future offerings or other sales of the common or preferred stock of our subsidiary if our board determines that it is in the best interests of the stockholders to pursue that course of action. This could adversely affect our business, financial condition and results of operations. For example, any offering or other sale of a minority portion of our subsidiary's stock could reduce the subsidiary's contribution to our gross revenues.

WE ARE SUBJECT TO INFLUENCE FROM OUR EXECUTIVE OFFICERS AND DIRECTORS WHO MAY VOTE IN WAYS WITH WHICH YOU DISAGREE BECAUSE THEY HAVE INTERESTS BOTH AS MANAGERS AND STOCKHOLDERS.

     Our officers and directors and their affiliates, in the aggregate, own beneficially approximately 31.4% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

                                   MANAGEMENT

EXECUTIVE OFFICERS

     Our executive officers and key employees, and their ages and positions as of March 9, 2001, are:

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
William D. Huse, M.D., Ph.D. .............  46     Chief Executive Officer, President and Director
Lawrence E. Bloch, M.D., J.D. ............  35     Chief Financial Officer, Vice President of
                                                   Business Development and Secretary
Jeffry D. Watkins, Ph.D. .................  39     Vice President of Research

     WILLIAM D. HUSE, M.D., PH.D. founded our company in 1989 and has been our Chief Executive Officer since January 1999. Dr. Huse was affiliated with The Scripps Research Institute from 1989 to 1990. Prior to joining Scripps, Dr. Huse was Vice President, Research and Development at Stratagene, Inc., a private biotechnology company, from 1986 to 1989. Dr. Huse was an Assistant Professor at Yale University School of Medicine, Section of Molecular Neurobiology, from 1984 to 1986. Dr. Huse received his M.D. and Ph.D. in Neurosciences from the Albert Einstein School of Medicine. Dr. Huse completed his post-doctoral work at Cold Spring Harbor Laboratory.

     LAWRENCE E. BLOCH, M.D. has been our Vice President of Business Development since July 1999, our Chief Financial Officer since March 2000 and our Secretary since April 2000. From 1998 to 1999, he served as a consultant to several private biotechnology companies, including U.S. Genomics, Inc. In 1995, Dr. Bloch co-founded CareCom, Inc., a developer of patient-oriented bioinformatics applications, and served as its President from 1995 to 1999. Dr. Bloch holds a J.D. from Harvard Law School, an M.D. from Harvard Medical School, and an MBA from Harvard Business School. Dr. Bloch is also a member of the Board of Directors of our subsidiary, Novasite Pharmaceuticals, Inc.

     JEFFRY D. WATKINS, PH.D. has been our Vice President of Research since June 1998. From 1994 to 1998, Dr. Watkins held a variety of research positions in our company. From 1993 to 1994, he was a research scientist at Hybritech, Inc., a public biotechnology company focusing on diagnostics. Dr. Watkins holds a Ph.D. in biochemistry from Purdue University. He completed his post-doctoral research at The Scripps Research Institute and at Purdue University. He is also the recipient of a National Institutes of Health Postdoctoral Fellowship. Dr. Watkins has authored multiple scientific peer-reviewed articles, was named inventor on seven directed evolution patents and has been the principal investigator on multiple federal grants.

ITEM 2. PROPERTIES.

     Our executive office and research facilities are located in San Diego, California and comprise approximately 40,000 square feet of space. The leases on these facilities expire in December 2003. We believe that our existing facilities and equipment are well maintained and in good working condition and that our current facilities will provide adequate capacity for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Our common stock has been traded on the Nasdaq National Market since our initial public offering on July 27, 2000, under the symbol AMEV. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low sale prices for our common stock, as reported on the Nasdaq National Market, for the periods indicated since our initial public offering:

                                                              HIGH      LOW
                                                             ------    ------
Third Quarter (from July 27, 2000).........................  $40.25    $24.19
Fourth Quarter.............................................  $39.88    $11.75

     On March 9, 2001, the last reported sale price of our common stock on the Nasdaq National Market was $11.19 per share. On March 9, 2001, there were approximately 1,200 holders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

     (b) The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, PaineWebber Incorporated and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters' over-allotment option. The offering commenced on July 27, 2000 and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $3.6 million of the net offering proceeds for a portion of the repurchase of 1.2 million shares of our stock for $14.4 million. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies' obligations, corporate bonds, asset-backed securities, and cash and cash equivalents.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents our selected historical financial data. The selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included elsewhere in this Form 10-K, including the notes to the consolidated financial statements. The selected data in this section are not intended to replace the consolidated financial statements.

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                  2000(1)    1999(1)    1998      1997      1996
                                                  --------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue.........................................  $  2,693   $ 2,592   $ 2,590   $ 3,329   $ 3,145
Operating expenses:
  Research and development......................     4,462     4,408     2,583     2,992     4,709
  General and administrative....................     2,834     1,363     1,975     2,637     2,614
  Amortization of deferred compensation ($3,882
     and $78 related to research and development
     and $8,343 and $377 related to general and
     administrative for the years ended December
     31, 2000 and 1999, respectively)...........    12,225       455        --        --        --
                                                  --------   -------   -------   -------   -------
          Total operating expenses..............    19,521     6,226     4,558     5,629     7,323
                                                  --------   -------   -------   -------   -------
Loss from operations............................   (16,828)   (3,634)   (1,968)   (2,300)   (4,178)
Minority interest...............................       127        45        --        --        --
Interest income, net............................     3,142       213       101        79         4
                                                  --------   -------   -------   -------   -------
Net loss........................................   (13,559)   (3,376)   (1,867)   (2,221)   (4,174)
Deemed dividend on Series F preferred stock.....   (10,100)       --        --        --        --
                                                  --------   -------   -------   -------   -------
Net loss applicable to common stockholders......  $(23,659)  $(3,376)  $(1,867)  $(2,221)  $(4,174)
                                                  ========   =======   =======   =======   =======
Basic and diluted net loss per common share.....  $  (2.17)  $ (1.39)  $ (1.13)  $ (1.43)  $ (3.14)
                                                  ========   =======   =======   =======   =======
Net loss per share..............................  $  (1.24)  $ (1.39)  $ (1.13)  $ (1.43)  $ (3.14)
                                                  ========   =======   =======   =======   =======
Weighted average shares outstanding.............    10,910     2,429     1,659     1,551     1,328
Pro forma net loss per share....................  $  (0.76)  $ (0.24)
                                                  ========   =======
Pro forma weighted average shares outstanding...    17,947    14,070
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments...................................  $ 89,550   $ 3,498   $   824   $ 3,920   $ 3,089
Working capital.................................    90,565     3,225       313     1,052      (274)
Total assets....................................    94,874     5,938     2,752     5,717     5,384
Long-term obligations...........................        --        17        --        17        83
Minority interest...............................       372       225        --        --        --
Stockholders' equity............................    91,917     3,830       725     2,592     1,741

---------------
(1) Amounts include the results of Novasite Pharmaceuticals, Inc. ("Novasite") our majority-owned subsidiary, from July 13, 1999, its date of incorporation (see Note 1 of Notes to Consolidated Financial Statements).

QUARTERLY RESULTS OF OPERATIONS

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share data):

                                                       YEAR ENDED DECEMBER 31, 2000           YEAR ENDED DECEMBER 31, 1999
                                                  --------------------------------------   ----------------------------------
                                                    Q1         Q2        Q3        Q4        Q1        Q2       Q3       Q4
                                                  -------   --------   -------   -------   -------   ------   ------   ------
Revenue.........................................  $   831   $    377   $   668   $   817   $   147   $  318   $1,575   $  552
Operating expenses..............................    2,270      5,560     5,507     6,184     1,192    1,225    2,324    1,485
                                                  -------   --------   -------   -------   -------   ------   ------   ------
Loss from operations............................   (1,439)    (5,183)   (4,839)   (5,367)   (1,045)    (907)    (749)    (933)
Minority interest...............................       43         35        12        37        --       --       --       45
Interest income, net............................       38         84     1,265     1,755        31       66       56       60
                                                  -------   --------   -------   -------   -------   ------   ------   ------
Net loss........................................   (1,358)    (5,064)   (3,562)   (3,575)   (1,014)    (841)    (693)    (828)
Deemed dividend on Series F preferred stock.....       --    (10,100)       --        --        --       --       --       --
                                                  -------   --------   -------   -------   -------   ------   ------   ------
Net loss applicable to common stockholders......  $(1,358)  $(15,164)  $(3,562)  $(3,575)  $(1,014)  $ (841)  $ (693)  $ (828)
                                                  =======   ========   =======   =======   =======   ======   ======   ======
Basic and diluted net loss per common share.....  $ (0.53)  $  (5.73)  $ (0.22)  $ (0.16)  $ (0.42)  $(0.33)  $(0.27)  $(0.32)
                                                  =======   ========   =======   =======   =======   ======   ======   ======
Weighted average shares outstanding, basic
  and diluted...................................    2,577      2,648    16,435    21,862     2,429    2,568    2,569    2,570
Pro forma basic and diluted net loss per
  common share..................................  $ (0.10)  $  (0.33)  $ (0.17)  $ (0.16)  $ (0.07)  $(0.06)  $(0.05)  $(0.06)
                                                  =======   ========   =======   =======   =======   ======   ======   ======
Weighted average pro forma shares outstanding...   14,217     15,194    20,510    21,862    13,643   14,208   14,209   14,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in our Annual Report on Form 10-K. This discussion contains forward-looking statements concerning the Company's operating results and timing of anticipated expenditures. Such statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences are described in the "Risk Factors" and elsewhere in the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

     We are a leader in the application of directed evolution to the development of biotherapeutics. Directed evolution is a process by which genes and proteins are optimized for specific commercial purposes. We focus principally on applying our technology to human biotherapeutics, the largest and most profitable target market for directed evolution.

     Since our formation, we have expended considerable resources on the development of our AMEsystem technology and the development of Vitaxin, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995 - 1999 was allocated to preclinical development and initial clinical trials for Vitaxin. In 1999, we licensed Vitaxin to MedImmune, which is responsible for future clinical development expenses and commercialization. In the first quarter of 2001, MedImmune initiated Phase I clinical trials with an improved, second generation version of Vitaxin that we enhanced using our AMEsystem technology.

     To date we have generated revenue from research collaborations, product and technology licenses, pre-paid royalties and government grants. We have strategic collaborations with MedImmune, Bristol-Myers Squibb, Seattle Genetics, Cell Matrix, and Biosynexus. We have licensed intellectual property to Biosite Diagnostics, Inc. in exchange for a non-refundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health. Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

     We have incurred losses since our inception. As of December 31, 2000, we had an accumulated deficit of $40.9 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

     We have capitalized the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At December 31, 2000, we had capitalized costs related to issued patents totaling approximately $380,000 (net of accumulated amortization) and approximately $1,152,000 related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenue. Revenue was $2.7 million for the year ended December 31, 2000, compared to $2.6 million for the year ended December 31, 1999, an increase of $100,000. Revenues from collaborators decreased to $1.5 million for the year ended December 31, 2000, from $2.0 million for the year ended December 31, 1999, a decrease of approximately $500,000. This decrease was primarily due to the one time Vitaxin licensing revenue of $1.2 million received from MedImmune in 1999, offset by an increase in research collaboration revenue of approximately $700,000 in 2000. Other revenue increased to $1.2 million for the year ended December 31, 2000, from $584,000 for the year ended December 31, 1999, an increase of approximately $616,000. This increase was primarily due to additional grant revenue earned in 2000.

     Research and development. Research and development expenses were $4.5 million for the year ended December 31, 2000, compared to $4.4 million for the year ended December 31, 1999, an increase of $100,000. Research and development expenses attributable to salaries and other personnel related expenses, and supplies and equipment, increased approximately $1.8 million in 2000 due to an increase in scientific staffing to support our internal development projects, collaborations, and grants. This increase was offset by a reduction in research and development expenses of approximately $1.7 million incurred for clinical costs related to Vitaxin. These clinical costs were incurred in 1999, and were not incurred in 2000, as Vitaxin was licensed to MedImmune in 1999.

     General and administrative. General and administrative expenses increased to $2.8 million for the year ended December 31, 2000, from $1.4 million for the year ended December 31, 1999, an increase of approximately $1.4 million. The increase was due primarily to increases in salaries and other personnel related expenses, and travel and professional fees for the expansion of the administrative infrastructure to support the needs of a public company, and professional fees in connection with the expansion of our business development efforts.

     Stock based compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the estimated fair value of our common stock on the date options were granted. Deferred compensation is included as a component of stockholders' equity and is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting periods of the related options, which is generally four years.

     Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with the Emerging Issues Task Force's (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     In connection with our granting stock options to employees and consultants, we recorded aggregate deferred stock compensation of $21.2 million for the year ended December 31, 2000, compared to $1.1 million for the year ended December 31, 1999. Amortization of deferred compensation was approximately $12.2 mil-lion for the year ended December 31, 2000 ($3.9 million related to research and development and $8.3 million related to general and administrative), and $455,000 for the year ended December 31, 1999 ($78,000 related to research and development and $377,000 related to general and administrative).

     Interest income, net. Net interest income increased to $3.1 million for the year ended December 31, 2000, from $213,000 for the year ended December 31, 1999, an increase of $2.9 million. The increase was due primarily to our higher average cash and investment balances during 2000 as a result of the cash proceeds from the initial public offering, which closed in the third quarter of 2000.

     Deemed dividend on beneficial conversion of Series F preferred stock. On May 3, 2000, and June 15, 2000, we issued 1,133,333 shares and 1,111,111 shares of our Series F preferred stock for gross proceeds of $5.1 million and $5.0 million, respectively, which converted into shares of common stock upon the closing of our initial public offering. We recognized a charge of $10.1 million to net loss applicable to common stockholders for the beneficial conversion feature embedded in the Series F preferred stock.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenue. Revenue was $2.6 million for both years ended December 31, 1999 and 1998. Revenue in 1999 was generated primarily from our collaboration with MedImmune ($2.0 million), while 1998 revenue was generated primarily from our collaboration with Bristol-Myers Squibb ($2.4 million).

     Research and development. Research and development expenses increased to $4.4 million for the year ended December 31, 1999, from $2.6 million for the year ended December 31, 1998, an increase of $1.8 million. The increase was related primarily to an increase in the clinical development costs of Vitaxin incurred in 1999.

     General and administrative. General and administrative expenses decreased to $1.4 million for the year ended December 31, 1999, from $2.0 million for the year ended December 31, 1998, a decrease of $600,000. The decrease was due primarily to a reduction in administrative support personnel.

     Stock-based compensation. We recorded deferred stock-based compensation of $1.1 million during the year ended December 31, 1999, of which $455,000 ($78,000 and $377,000 related to research and development and general and administrative, respectively) was expensed in 1999.

     Interest income, net. Net interest income increased to $213,000 for the year ended December 31, 1999, from $101,000 for the year ended December 31, 1998, an increase of $112,000. The increase was due primarily to our higher average cash and investment balances during 1999 as a result of licensing Vitaxin and selling common stock to MedImmune in February 1999 and from the private placement of equity securities of our subsidiary, Novasite Pharmaceuticals, Inc., in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

     In July 2000, we sold approximately 5.3 million shares of common stock in an initial public offering, resulting in net proceeds to the Company of approximately $92.9 million. Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.6 million. In addition, we had generated $17.1 million of cash from research collaborations through December 31, 2000.

     In December 2000, we repurchased 1.2 million shares of our common stock at a cost to us of $14.4 million.

     As of December 31, 2000, we had approximately $89.6 million in cash, cash equivalents and short-term investments, compared to $3.5 million of cash, cash equivalents and short-term investments as of December 31, 1999.

     For the year ended December 31, 2000, we used cash of approximately $2.9 million in operating activities primarily to fund our net losses of $13.6 million, offset by non-cash charges for stock-based compensation totaling $12.2 million, and changes in operating assets and liabilities of $1.3 million. We used approximately $3.2 million of cash for operations in 1999 and $2.6 million in 1998.

     For the year ended December 31, 2000, we used cash of approximately $51.8 million in investing activities compared to the use of cash of approximately $1.9 million for the year ended December 31, 1999. For the year ended December 31, 1998, we generated cash of $2.3 million from investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, and capital expenditures for property and equipment. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

     For the year ended December 31, 2000, we generated $89.5 million of cash from financing activities, primarily from the net proceeds of approximately $92.9 million from the initial public offering, $10.0 million of net proceeds from the sale of Series F preferred stock, and $583,000 from the private placement of equity securities in Novasite, offset by the repurchase of 1.2 million shares of our common stock for $14.4 million. In 1999, we generated $6.3 million of cash from financing activities, primarily from the net proceeds of sales of common stock, including $1.2 million from the private placement of equity securities of Novasite. In 1998, we used cash of $66,000 for financing activities, primarily for the payments on long-term equipment financing.

     Novasite Pharmaceuticals, Inc., our majority-owned subsidiary, was incorporated in July 1999. Novasite has a proprietary technology platform for discovering and optimizing small molecule drug candidates. In December 2000, AME contributed $400,000 in cash in a private placement of Novasite's preferred stock, and minority investors contributed $600,000 in gross cash proceeds, resulting in a reduction in AME's ownership percentage in Novasite from 78% to 72%.

     We expect our cash requirements to increase significantly in 2001 as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and expand our facilities. We believe that our current cash, cash equivalents and investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

INCOME TAXES

     We incurred net operating losses in 2000, 1999 and 1998, and consequently we did not pay any federal or state income taxes. At December 31, 2000, we had federal net operating loss carryforwards of approximately $22 million, which begin to expire in 2005. The net operating loss carryforwards for state tax purposes were approximately $1.5 million, which began to expire in 1999. We also had federal and state research and development tax credit carryforwards of $518,000 and $279,000, respectively, which begin to expire in 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, (FIN 44), Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 had no effect on our financial position or results of operations.

     The Financial Accounting Standards Board has issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe that adoption of SFAS 133 will not have a material effect on our financial statements, since we currently do not hold derivative instruments or engage in hedging activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non government debt securities. The average duration of all of our investments in 2000 was less than one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement. Information regarding executive officers is contained in Part I of this Form 10-K. Information regarding Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading "Section 16 Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          (1) Financial Statements

             The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-l.

          (2) Financial Statement Schedules:

             Schedules have been omitted because information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

          (3) Exhibits

             The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-K has been identified. See paragraph (c).

     (b) Reports On Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 2000.

     (c) Exhibits

    EXHIBIT
    NUMBER                         DESCRIPTION OF DOCUMENT
    -------                        -----------------------
      3(i)(1)    Restated Certificate of Incorporation, as filed with the
                 Delaware Secretary of State on August 1, 2000.
      3(ii)(2)   Amended and Restated Bylaws of the Company.
     4.1(3)      Form of Common Stock Certificate.
     4.2(3)      Stock Purchase Agreement with MedImmune, Inc. dated as of
                 February 24, 1999.
     4.3(3)      Stock Purchase Agreement with each of Hilal Capital
                 Management LLC and Keith Manchester dated as of May 3, 2000.
       4.4       Stock Purchase Agreement with Attenuon, L.L.C. dated as of
                 November 30, 2000.
    10.1.1(3)    1992 Stock Plan.
    10.1.2(3)    Form of Stock Option Agreement under the 1992 Stock Plan.
    10.2.1(3)    2000 Stock Plan.
    10.2.2(3)    Form of Stock Option Agreement under the 2000 Stock Plan.
    10.3(3)      License Agreement with Stuart A. Kauffman, M.D. dated as of
                 November 3, 1994.
    10.4+(3)     License Agreement with MedImmune, Inc. dated as of February
                 24, 1999.
    10.5+(3)     Research and Assignment and License Agreement with
                 MedImmune, Inc. dated as of February 24, 1999.
    10.6+(3)     Selection Agreement with MedImmune, Inc. dated as of
                 February 24, 1999.
    10.7+(3)     License Agreement with The Scripps Research Institute dated as of May 20, 1994.
    10.8+(3)     Collaboration Agreement with Cell Matrix, dated as of
                 November 29, 1999.
    10.9(3)      Lease Agreement for 3520 Dunhill Street, San Diego,
                 California dated as of June 1, 1993, as amended.
    10.10(3)     Form of Indemnification Agreement with executive officers
                 and directors.
    10.11(3)     Warrants issued August 30, 1996.
    10.12(3)     Warrants issued June 23, 1997.
    10.13(3)     2000 Employee Stock Purchase Plan.
    10.14+(3)    License Agreement with Biosite Diagnostics Incorporated
                 dated as of September 9, 1998.
    10.15(3)     Amendment dated as of July 3, 2000 to Collaboration
                 Agreement with Cell Matrix, Inc.
      10.16      Lease Agreement for 11095 Flintkote Avenue, San Diego,
                 California dated as of November 20, 2000.
      10.17      Amendment dated as of March 8, 2001 to Selection Agreement with MedImmune, Inc.
      21.1       Subsidiaries of Applied Molecular Evolution, Inc.
      23.1       Consent of Ernst & Young LLP, Independent Auditors.
      24.1       Power of Attorney (see page 28).

---------------
(1) Incorporated by reference to Exhibit 3(i).2 filed with the Company's Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

(2) Incorporated by reference to Exhibit 3(ii).2 filed with the Company's Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

(3) Incorporated by reference to the exhibits of the same number filed with the Company's Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

 + The Company has received confidential treatment of certain portions of these agreements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the nineteenth day of March, 2001.

                                          APPLIED MOLECULAR EVOLUTION, INC.

                                          By:
                                            /s/ WILLIAM D. HUSE, M.D., PH.D.
                                            ------------------------------------
                                            William D. Huse, M.D., Ph.D.
                                            President and Chief Executive
                                              Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William D. Huse, M.D., Ph.D. and Lawrence
E. Bloch, M.D., and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

          /s/ WILLIAM D. HUSE, M.D., PH.D.              President and Chief Executive   March 19, 2001
-----------------------------------------------------   Officer (Principal Executive
            William D. Huse, M.D., Ph.D.                    Officer) and Director

             /s/ LAWRENCE E. BLOCH, M.D.                   Chief Financial Officer      March 19, 2001
-----------------------------------------------------     (Principal Financial and
               Lawrence E. Bloch, M.D.                       Accounting Officer)

          /s/ COSTA G. SEVASTOPOULOS, PH.D.                 Chairman of the Board       March 16, 2001
-----------------------------------------------------
            Costa G. Sevastopoulos, Ph.D.

              /s/ PETER K. HILAL, M.D.                            Director              March 16, 2001
-----------------------------------------------------
                Peter K. Hilal, M.D.

                /s/ JOHN F. RICHARDS                              Director              March 16, 2001
-----------------------------------------------------
                  John F. Richards

               /s/ JAMES J. BOCHNOWSKI                            Director              March 16, 2001
-----------------------------------------------------
                 James J. Bochnowski

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Applied Molecular Evolution, Inc.

     We have audited the accompanying consolidated balance sheets of Applied Molecular Evolution, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Molecular Evolution, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

San Diego, California
February 23, 2001,
except for the second paragraph of Note 6, as to which the date is March 8, 2001

                       APPLIED MOLECULAR EVOLUTION, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 36,865    $  1,974
  Short-term investments....................................    52,685       1,524
  Prepaid expenses..........................................       552         205
  Other current assets......................................     2,317         406
                                                              --------    --------
Total current assets........................................    92,419       4,109
Property and equipment, net.................................       851         442
Patents, net................................................     1,532       1,344
Other assets................................................        72          43
                                                              --------    --------
Total assets................................................  $ 94,874    $  5,938
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  1,579    $    629
  Current portion of deferred revenue.......................       258         237
  Current portion of long-term obligations..................        17          18
                                                              --------    --------
Total current liabilities...................................     1,854         884
Deferred revenue............................................       631         868
Deferred rent...............................................       100         114
Long-term obligations, less current portion.................        --          17
Minority interest...........................................       372         225
Commitments (Note 4)
Stockholders' equity:
  Preferred stock, $0.001 par value:
     Authorized shares -- 5,000,000 at December 31, 2000
     Issued and outstanding shares -- none at December 31,
      2000 and 11,640,124 at December 31, 1999 Liquidation
      value -- $24,551 at December 31, 1999.................        --          12
  Common stock, $0.001 par value:
     Authorized shares -- 45,000,000 at December 31, 2000
     Issued and outstanding shares -- 23,592,264 and
      2,569,846 at December 31, 2000 and 1999,
      respectively..........................................        24           3
  Additional paid-in capital................................   158,776      31,831
  Deferred compensation.....................................   (10,918)       (649)
  Notes receivable from employees...........................      (827)         --
  Accumulated other comprehensive income (loss).............       180          (8)
  Accumulated deficit.......................................   (40,918)    (27,359)
  Less: Treasury stock at cost -- 1,200,000 shares at
     December 31, 2000......................................   (14,400)         --
                                                              --------    --------
Total stockholders' equity..................................    91,917       3,830
                                                              --------    --------
Total liabilities and stockholders' equity..................  $ 94,874    $  5,938
                                                              ========    ========

                            See accompanying notes.

                       APPLIED MOLECULAR EVOLUTION, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenue:
  Contract revenue (from related party in 1998).............  $  1,539    $ 2,008    $ 2,438
  Other revenue.............................................     1,154        584        152
                                                              --------    -------    -------
Total revenue...............................................     2,693      2,592      2,590
Operating expenses:
  Research and development..................................     4,462      4,408      2,583
  General and administrative................................     2,834      1,363      1,975
  Non-cash, stock based compensation ($3,882 and $78 related to research and development and $8,343 and $377 related
     to general and administrative for the years ended
     December 31, 2000 and 1999, respectively)..............    12,225        455         --
                                                              --------    -------    -------
Total operating expenses....................................    19,521      6,226      4,558
                                                              --------    -------    -------
Loss from operations........................................   (16,828)    (3,634)    (1,968)
Minority interest...........................................       127         45         --
Interest income, net........................................     3,142        213        101
                                                              --------    -------    -------
Net loss....................................................   (13,559)    (3,376)    (1,867)
Deemed dividend on Series F preferred stock.................   (10,100)        --         --
                                                              --------    -------    -------
Net loss applicable to common stockholders..................  $(23,659)   $(3,376)   $(1,867)
                                                              ========    =======    =======
Basic and diluted net loss per common share.................  $  (2.17)   $ (1.39)   $ (1.13)
                                                              ========    =======    =======
Weighted average shares outstanding used in computing basic
  and diluted loss per common share.........................    10,910      2,429      1,659

                            See accompanying notes.

                       APPLIED MOLECULAR EVOLUTION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                         NOTES
                                                PREFERRED STOCK         COMMON STOCK       ADDITIONAL                  RECEIVABLE
                                              --------------------   -------------------    PAID-IN       DEFERRED        FROM
                                                SHARES      AMOUNT     SHARES     AMOUNT    CAPITAL     COMPENSATION   EMPLOYEES
                                              -----------   ------   ----------   ------   ----------   ------------   ----------
BALANCE AT DECEMBER 31, 1997................   11,640,124    $ 12     1,659,228    $ 2      $ 24,695      $     --       $  --
 Issuance of common stock...................           --      --           250     --            --            --          --
 Net loss and comprehensive loss............           --      --            --     --            --            --          --
                                              -----------    ----    ----------    ---      --------      --------       -----
BALANCE AT DECEMBER 31, 1998................   11,640,124      12     1,659,478      2        24,695            --          --
 Issuance of common stock, net..............           --      --       907,143      1         5,109            --          --
 Exercise of stock options for cash.........           --      --         3,225     --             1            --          --
 Deferred compensation......................           --      --            --     --         1,080        (1,080)         --
 Amortization of deferred compensation......           --      --            --     --            --           435          --
 Issuance of stock options to consultants...           --      --            --     --            24           (24)         --
 Compensation related to consultant stock
   options..................................           --      --            --     --            --            20          --
 Minority investor's investment in
   Novasite.................................           --      --            --     --           922            --          --
 Unrealized loss on short-term
   investments..............................           --      --            --     --            --            --          --
 Net loss...................................           --      --            --     --            --            --          --
 Comprehensive loss.........................           --      --            --     --            --            --          --
                                              -----------    ----    ----------    ---      --------      --------       -----
BALANCE AT DECEMBER 31, 1999................   11,640,124      12     2,569,846      3        31,831          (649)         --
 Exercise of stock options for cash and
   notes receivable.........................           --      --     1,735,335      2         1,228            --        (799)
 Deferred compensation......................           --      --            --     --        21,220       (21,220)         --
 Amortization of deferred compensation......           --      --            --     --            --        10,948          --
 Issuance of stock options to consultants...           --      --            --     --             4            (4)         --
 Compensation related to consultant stock
   options..................................           --      --            --     --         1,270             7          --
 Interest on notes receivable...............           --      --            --     --            --            --         (28)
 Issuance of Series F preferred stock, net
   of issuance costs........................    2,244,444       2            --     --        10,006            --          --
 Issuance of common stock at IPO, net of
   issuance costs...........................           --      --     5,347,500      5        92,909            --          --
 Issuance of common stock for conversion of
   preferred stock upon IPO.................  (13,884,568)    (14)   13,884,568     14            --            --          --
 Issuance of common stock for exercise of
   warrants.................................           --      --        55,015     --            --            --          --
 Minority investor's investment in
   Novasite.................................           --      --            --     --           308            --          --
 Purchase of treasury stock.................           --      --            --     --            --            --          --
 Unrealized gain on short-term
   investments..............................           --      --            --     --            --            --          --
 Net loss...................................           --      --            --     --            --            --          --
 Comprehensive loss.........................           --      --            --     --            --            --          --
                                              -----------    ----    ----------    ---      --------      --------       -----
BALANCE AT DECEMBER 31, 2000................           --    $ --    23,592,264    $24      $158,776      $(10,918)      $(827)
                                              ===========    ====    ==========    ===      ========      ========       =====

                                               ACCUMULATED
                                                  OTHER                        TREASURY STOCK
                                              COMPREHENSIVE                        AT COST              TOTAL
                                                 INCOME       ACCUMULATED   ---------------------   STOCKHOLDERS'
                                                 (LOSS)         DEFICIT       SHARES      AMOUNT       EQUITY
                                              -------------   -----------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1997................      $ --         $(22,117)            --   $     --     $  2,592
 Issuance of common stock...................        --               --             --         --           --
 Net loss and comprehensive loss............        --           (1,867)            --         --       (1,867)
                                                  ----         --------     ----------   --------     --------
BALANCE AT DECEMBER 31, 1998................        --          (23,984)            --         --          725
 Issuance of common stock, net..............        --               --             --         --        5,110
 Exercise of stock options for cash.........        --               --             --         --            1
 Deferred compensation......................        --               --             --         --           --
 Amortization of deferred compensation......        --               --             --         --          435
 Issuance of stock options to consultants...        --               --             --         --           --
 Compensation related to consultant stock
   options..................................        --               --             --         --           20
 Minority investor's investment in
   Novasite.................................        --               --             --         --          922
 Unrealized loss on short-term
   investments..............................        (8)              --             --         --           (8)
 Net loss...................................        --           (3,375)            --         --       (3,375)
                                                                                                      --------
 Comprehensive loss.........................        --               --             --         --       (3,383)
                                                  ----         --------     ----------   --------     --------
BALANCE AT DECEMBER 31, 1999................        (8)         (27,359)            --         --        3,830
 Exercise of stock options for cash and
   notes receivable.........................        --               --             --         --          431
 Deferred compensation......................        --               --             --         --           --
 Amortization of deferred compensation......        --               --             --         --       10,948
 Issuance of stock options to consultants...        --               --             --         --           --
 Compensation related to consultant stock
   options..................................        --               --             --         --        1,277
 Interest on notes receivable...............        --               --             --         --          (28)
 Issuance of Series F preferred stock, net
   of issuance costs........................        --               --             --         --       10,008
 Issuance of common stock at IPO, net of
   issuance costs...........................        --               --             --         --       92,914
 Issuance of common stock for conversion of
   preferred stock upon IPO.................        --               --             --         --           --
 Issuance of common stock for exercise of
   warrants.................................        --               --             --         --           --
 Minority investor's investment in
   Novasite.................................        --               --             --         --          308
 Purchase of treasury stock.................        --               --     (1,200,000)   (14,400)     (14,400)
 Unrealized gain on short-term
   investments..............................       188               --             --         --          188
 Net loss...................................        --          (13,559)            --         --      (13,559)
                                                                                                      --------
 Comprehensive loss.........................        --               --             --         --      (13,371)
                                                  ----         --------     ----------   --------     --------
BALANCE AT DECEMBER 31, 2000................      $180         $(40,918)    (1,200,000)  $(14,400)    $ 91,917
                                                  ====         ========     ==========   ========     ========

                            See accompanying notes.

                       APPLIED MOLECULAR EVOLUTION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------    -------    -------
OPERATING ACTIVITIES
Net loss....................................................  $ (13,559)   $(3,376)   $(1,867)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................        264        244        398
  Amortization of deferred compensation.....................     10,948        435         --
  Compensation related to consultant stock options..........      1,277         20         --
  Deferred revenue..........................................       (216)      (237)    (1,097)
  Deferred rent.............................................        (14)        (7)        --
  Minority interest.........................................       (127)       (45)        --
  Realized gain on short-term investments...................       (124)        --         --
  Accrued interest on notes receivable from employees.......        (28)        --         --
  Write-off of abandoned patents............................         49          3         --
  Changes in operating assets and liabilities:
     Prepaid expenses and other assets......................     (2,287)      (308)      (135)
     Accounts payable and accrued expenses..................        950         83         63
                                                              ---------    -------    -------
Net cash flows used in operations...........................     (2,867)    (3,188)    (2,638)
INVESTING ACTIVITIES
Purchase of property and equipment..........................       (565)      (182)        (9)
Purchase of short-term investments..........................   (109,078)    (3,906)        --
Proceeds from sale of short-term investments................     58,228      2,375      2,740
Patents.....................................................       (345)      (225)      (383)
                                                              ---------    -------    -------
Net cash flows provided by (used in) investing activities...    (51,760)    (1,938)     2,348
FINANCING ACTIVITIES
Payments on long-term obligations...........................        (18)       (27)       (66)
Issuance of common stock, net...............................     93,345      5,111         --
Issuance of preferred stock, net............................     10,008         --         --
Purchase of treasury stock..................................    (14,400)        --         --
Investment in subsidiary by minority investor, net..........        583      1,192         --
                                                              ---------    -------    -------
Net cash flows provided by (used in) financing activities...     89,518      6,276        (66)
                                                              ---------    -------    -------
Increase (decrease) in cash and cash equivalents............     34,891      1,150       (356)
Cash and cash equivalents at the beginning of the year......      1,974        824      1,180
                                                              ---------    -------    -------
Cash and cash equivalents at the end of the year............  $  36,865    $ 1,974    $   824
                                                              =========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $       2    $     2    $     6
                                                              =========    =======    =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
Capital lease obligations entered into for equipment........  $      --    $    45    $    --
                                                              =========    =======    =======
Exercise of stock options for notes receivable and interest
  thereon...................................................  $     827    $    --    $    --
                                                              =========    =======    =======

                            See accompanying notes.

                       APPLIED MOLECULAR EVOLUTION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Applied Molecular Evolution, Inc. (the "Company" or "AME"), a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed AMEsystem, which the Company's management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has successfully utilized its proprietary technology to optimize monoclonal antibodies for pharmaceutical and biotechnology companies.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and Novasite Pharmaceuticals, Inc. ("Novasite"), which was incorporated in 1999. At December 31, 2000, AME's ownership interest in Novasite was 72%. Prior to December 2000, AME had a 78% ownership interest in Novasite. All significant intercompany accounts and transactions have been eliminated. Minority interest at December 31, 2000, represents the minority stockholders' proportionate share of the net assets of Novasite at such date.

     The Company initially contributed the rights to two patents with a carrying value of approximately $38,000, and the minority investor contributed $1,250,000 in gross cash proceeds to Novasite. In December 2000, AME contributed an additional $400,000 in cash and minority investors contributed $600,000 in gross cash proceeds. Novasite is performing research and development related to the patented technology, using both its own employees and certain employees of the Company on a contract services basis. The net loss of Novasite ($567,000 and $205,000 in 2000 and 1999, respectively) is allocated to the minority interests based on their ownership percentage of Novasite. The amounts ($308,000 and $922,000 in 2000 and 1999, respectively) by which AME's ownership interest in Novasite's equity exceeded AME's cost basis in its investment has been recorded as additional paid-in capital of AME.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     Cash and cash equivalents consist primarily of highly liquid investments with original maturities of 90 days or less when purchased. Short-term investments consist of debt securities with maturities in excess of 90 days when purchased.

     In accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, if any, reported in comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value due to the short-term maturity of these instruments. Short-term investments are carried at fair value.

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 10 years) using the straight-line method. Leasehold improvements and assets under capital leases are stated at cost and amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease term.

LONG-LIVED ASSETS

     In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company's current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2000.

PATENT COSTS

     Legal costs incurred in filing patent applications have been capitalized and, upon patent issuance, are amortized over the six-year estimated useful lives of the patents. Costs related to abandoned patent applications are expensed at the time of abandonment.

INCOME TAXES

     In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company has provided a full valuation allowance against any deferred tax assets.

DEFERRED RENT

     Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreements is recorded as deferred rent in the accompanying consolidated balance sheets.

COMPREHENSIVE INCOME (LOSS)

     In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income or loss and other comprehensive income or loss, including foreign currency translation adjustments and unrealized gains and

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income or loss.

NET LOSS PER SHARE

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share, and Staff Accounting Bulletin 98 (SAB 98) issued by the Securities and Exchange Commission, for all periods presented. Under the provisions of SAB 98, common stock and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

     In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented below, has been computed for the years ended December 31, 2000 and 1999, as described above, and also gives effect to the conversion of preferred stock which automatically converted to common stock immediately prior to the completion of the Company's initial public offering (using the "as if converted" method) from the original date of issuance.

     The following table presents the calculation of net loss per share (in thousands, except per share data):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net loss applicable to common stockholders...........  $(23,659)   $(3,376)   $(1,867)
                                                       ========    =======    =======
Weighted average shares used in computing net loss
  per share, basic and diluted.......................    10,910      2,429      1,659
                                                       ========    =======    =======
Net loss per common share, basic and diluted.........  $  (2.17)   $ (1.39)   $ (1.13)
                                                       ========    =======    =======
Pro forma net loss per share:
Net loss applicable to common stockholders...........  $(23,659)   $(3,376)
Less: deemed dividend on Series F preferred stock....    10,100         --
                                                       --------    -------
Pro forma net loss...................................  $(13,559)   $(3,376)
                                                       ========    =======
Weighted average shares used in computing net loss
  per share, basic and diluted.......................    10,910      2,429
Pro forma adjustment to reflect weighted average
  effect of assumed conversion of preferred stock
  (unaudited)........................................     7,037     11,641
                                                       --------    -------
Shares used in computing pro forma net loss per
  share, basic and diluted (unaudited)...............    17,947     14,070
                                                       ========    -------
Pro forma net loss per share, basic and diluted
  (unaudited)........................................  $  (0.76)   $ (0.24)
                                                       ========    =======

     The Company has excluded all preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to application of the treasury stock method for options and warrants, was 2,509,716, 13,008,863 and 12,928,966 for the years ended December 31, 2000, 1999 and 1998, respectively. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share.

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

REVENUE RECOGNITION

     Contract revenue in 2000 includes amounts received under collaborative agreements with MedImmune, Inc. ("MedImmune") and Cell Matrix, Inc. ("Cell Matrix") (Note 6), and is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per-full-time employee basis.

     Revenue from the sale of a specified quantity of Vitaxin to MedImmune (Note
3) is included in contract revenue in 1999, and was recorded upon the shipment of the specified quantity of Vitaxin and the acceptance of the product by MedImmune, which occurred in August 1999. Contract revenue from related party in 1998 consists of amounts received under collaborative agreements with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") (Note 6), and was recognized as services were performed under the contract.

     Other revenue consists principally of research grants and a non-refundable, prepaid royalty fee received from Biosite Diagnostics, Inc. ("Biosite"), which is being recognized ratably over the estimated useful lives of the related patents (Note 7). Grant revenue is recognized as the research expenses related to the grants are incurred. All amounts received under the collaborative research agreements or research grants are not refundable, regardless of the success of the underlying research.

     Revenue earned related to up front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 101. Accordingly, amounts received under multiple-element arrangements requiring on-going services or performance by the Company are recognized over the period of such services or performance.

     Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company's performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of the Company's performance obligations under the arrangement. Royalties, if any, will be recognized as earned. Under the Company's research agreement with MedImmune (Note 7), MedImmune may make milestone payments in the form of either cash payment or a purchase of equity at a specified premium to the then-current fair value of the Company's stock and a portion of such milestones are creditable against future royalties. Upon receipt of a cash milestone payment, the amount creditable against future royalties will be recorded as deferred royalty revenue and recognized as royalties would otherwise be due to the Company. Upon receipt of an equity milestone payment, the specified premium will be recorded as deferred royalty revenue and recognized as royalties would otherwise be due to the Company. In the event the Company is notified by MedImmune that MedImmune is terminating the development of all products for which royalties could be due to the Company, any amount then recorded as deferred royalty revenue will be recognized in full.

     Amounts received in excess of revenue recognized are recorded as deferred revenue.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred.

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related
Interpretations, in accounting for its employee and director stock

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized.

     Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and the Emerging Issues Task Force's (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognized over the related service period.

SEGMENT REPORTING

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment, which is scientific research and development activities.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of recorded assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the recorded amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

RECLASSIFICATIONS

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company will adopt effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Management does not believe the adoption of SFAS No. 133 will impact the financial statements as the Company currently does not invest in derivative instruments or engage in hedging activities.

     In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation -- an interpretation of APB Opinion No. 25. FIN 44 clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 had no effect on our financial position or results of operations.

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

 2. BALANCE SHEET DETAILS

SHORT-TERM INVESTMENTS

     At December 31, 2000, short-term investments consisted of the following (in thousands):

                                                      AMORTIZED    MARKET     UNREALIZED
                                                        COST        VALUE     GAIN (LOSS)
                                                      ---------    -------    -----------
Obligations of U.S. government agencies.............   $ 9,033     $ 9,109       $ 76
Corporate debt securities...........................    27,930      27,954         24
Asset-backed securities.............................    15,542      15,622         80
                                                       -------     -------       ----
                                                       $52,505     $52,685       $180
                                                       =======     =======       ====

     At December 31, 1999, short-term investments consisted of the following (in thousands):

                                                       AMORTIZED    MARKET    UNREALIZED
                                                         COST       VALUE     GAIN (LOSS)
                                                       ---------    ------    -----------
Obligations of U.S. government agencies..............   $1,195      $1,187        $(8)
Corporate debt securities............................      337         337         --
                                                        ------      ------        ---
                                                        $1,532      $1,524        $(8)
                                                        ======      ======        ===

     Short-term investments by contractual maturity at December 31, 2000, are as follows (in thousands):

Due in one year or less....................................  $10,754
Due after one year through two years.......................   27,810
Greater than two years.....................................   14,121
                                                             -------
                                                             $52,685
                                                             =======

OTHER CURRENT ASSETS

     Other current assets consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Interest income receivable...............................  $ 1,195    $    --
Contract and grant research receivable...................    1,072        374
Other....................................................       50         32
                                                           -------    -------
                                                           $ 2,317    $   406
                                                           =======    =======

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Laboratory equipment.....................................  $ 2,069    $ 1,678
Computers, office furniture and equipment................      740        580
Leasehold improvements...................................      483        469
                                                           -------    -------
                                                             3,292      2,727
Accumulated depreciation.................................   (2,441)    (2,285)
                                                           -------    -------
                                                           $   851    $   442
                                                           =======    =======

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

PATENT COSTS

     Patent costs consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Issued patent costs......................................  $   685    $   662
Accumulated amortization.................................     (305)      (197)
                                                           -------    -------
                                                               380        465
Unissued patent costs....................................    1,152        879
                                                           -------    -------
                                                           $ 1,532    $ 1,344
                                                           =======    =======

 3. STOCKHOLDERS' EQUITY

PREFERRED STOCK

     On May 3, 2000, the Company sold 1,133,333 shares of Series F preferred stock at $4.50 per share for gross proceeds of $5.1 million. On June 15, 2000, the Company sold an additional 1,111,111 shares of Series F preferred stock at $4.50 per share for gross proceeds of $5.0 million. The Series F preferred stock was sold primarily to the affiliates of an independent accredited investor, however the price was substantially below the Company's initial public offering price. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recognized a deemed dividend on the Series F preferred stock of $10.1 million.

     In July 2000, the Company completed its initial public offering of common stock under the Securities Act of 1933, resulting in gross proceeds of $101.6 million and net proceeds (less the underwriters' discount and offering expenses) of $92.9 million. Upon completion of the initial public offering, all of the Company's convertible preferred stock and series A, B, C, D, E and F preferred stock outstanding converted into 13,884,568 shares of common stock.

     Also, concurrent with the close of the Company's initial public offering, the Company's articles of incorporation were amended to authorize 5,000,000 shares of undesignated preferred stock, none of which are issued or outstanding. The Company's board of directors is authorized to fix the designation, powers, preferences, and rights of any such series.

COMMON STOCK

     Concurrent with the close of the Company's initial public offering, the Company's articles of incorporation were amended to increase the authorized number of shares of common stock to 45,000,000 shares.

     In December 2000, the Company repurchased 1.2 million shares of its common stock at a price of $12 per share.

WARRANTS

     During 1996 and 1997, in connection with a short-term loan and security agreements, the Company issued warrants to purchase 26,667 shares and 40,000 shares, respectively, of Series E preferred stock at an exercise price of $5.625 per share. In September 2000, these warrants were converted, in accordance with the warrant agreements, into 55,015 shares of the Company's common stock.

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

STOCK OPTION PLANS

     The Company's 1992 Stock Plan has authorized the grant of options for up to 3,100,000 shares of common stock to employees, directors and consultants. All options granted have ten year terms and generally vest ratably over four years of continued employment. In April 2000, the Company adopted the 2000 Stock Plan, authorizing the issuance of 1,600,000 stock options. These options vest over seven years but vesting may accelerate if the aggregate public market value of the Company exceeds specified levels on specified dates. Shares issued pursuant to the exercise of an unvested option are subject to the Company's right of repurchase which lapses over the vesting period of the original option.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models which the Company believes were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma net loss information is required to be disclosed by SFAS No. 123 and has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed in that statement.

     The fair value for the 2000 options granted after the Company filed its initial registration statement relating to the IPO was estimated at the date of grant, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%; dividend yield of 0%; a weighted-average expected life of the option of two years; and a volatility factor of 136%. The fair value for the 2000 options granted before the Company filed its initial registration statement relating to the IPO and the fair value for the 1999 and 1998 options was estimated at the date of grant, using the minimum value pricing model with the following weighted average assumptions: risk-free interest rate of 6%; dividend yield of 0%; and a weighted-average expected life of the option of two years for 1999 and four years for 1998.

     The weighted average fair values of options granted in 2000, 1999 and 1998 were $0.67, $0.03, and $0.11, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss information is as follows (in thousands, except per share amounts):

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net loss attributable to common stockholders, as
  reported...........................................  $(23,659)   $(3,376)   $(1,867)
Net loss attributable to common stockholders, pro
  forma..............................................  $(23,802)   $(3,407)   $(1,873)
Basic and diluted net loss per share, as reported....  $  (2.17)   $ (1.39)   $ (1.13)
Basic and diluted net loss per share, pro forma......  $  (2.18)   $ (1.40)   $ (1.13)

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

     The following table summarizes stock option activity (shares in thousands):

                                                                      WEIGHTED
                                                      NUMBER OF       AVERAGE
                                                       SHARES      EXERCISE PRICE
                                                      ---------    --------------
Balance at December 31, 1997........................      732          $0.37
  Granted...........................................      641          $0.45
  Exercised.........................................       --             --
  Canceled..........................................     (151)         $0.44
                                                       ------
Balance at December 31, 1998........................    1,222          $0.37
  Granted...........................................      207          $0.45
  Exercised.........................................       (3)         $0.33
  Canceled..........................................     (124)         $0.45
                                                       ------
Balance at December 31, 1999........................    1,302          $0.41
  Granted...........................................    1,772          $1.69
  Exercised.........................................   (1,735)         $0.71
  Canceled..........................................     (103)         $0.45
                                                       ------
Balance at December 31, 2000........................    1,236          $1.82
                                                       ======

     At December 31, 2000, options to purchase 781,045 shares were exercisable and 557,662 shares and 640,000 shares were available for future grant under the 1992 and the 2000 Plans, respectively. At December 31, 2000, 1,235,872 shares of common stock were reserved for issuance upon exercise of outstanding options.

     Exercise prices and the weighted average remaining contractual life for options outstanding as of December 31, 2000, are as follows (shares in thousands):

                                             WEIGHTED       WEIGHTED                 WEIGHTED
                                             AVERAGE        AVERAGE                  AVERAGE
                             NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
------------------------   -----------   ----------------   --------   -----------   --------
    $ 0.25 - $ 0.45             813            6.24          $ 0.40        608        $0.38
    $ 0.75 - $ 1.25             353            9.24          $ 0.81        173        $0.76
    $ 6.50 - $13.50               6            9.55          $ 8.41         --           --
    $21.00 - $38.50              64            9.83          $24.84         --           --
                              -----                                        ---
    $ 0.25 - $38.50           1,236            7.30          $ 1.82        781        $0.46

     At December 31, 2000, 1,273,844 shares of common stock issued upon the exercise of options were subject to repurchase at a weighted-average price of $0.79.

     During the years ended December 31, 2000 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation totaling approximately $21.2 million and $1.1 million, respectively, representing the difference between the exercise price and the estimated fair value of the Company's common stock on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2000 and 1999, the Company recorded amortization of deferred stock compensation expense of approximately $12.2 million and $435,000, respectively.

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 2000 Employee Stock Purchase Plan ("ESPP") was adopted by the board of directors on June 20, 2000, and was subsequently approved by the stockholders. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of fair market value. The initial offering period commenced on January 1, 2001. The Company has reserved 750,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP may be increased on the first day of each fiscal year commencing in 2001. No shares have been issued to date under the ESPP.

COMMON STOCK SOLD TO MEDIMMUNE

     In conjunction with a collaborative research and development agreement entered into with MedImmune in February 1999 (Note 7), MedImmune paid the Company an aggregate of $6,350,000, before expenses of $40,000, for (i) 907,143 shares of common stock, (ii) a specified quantity of Vitaxin, and (iii) an exclusive license to Vitaxin. At MedImmune's request the agreement did not allocate the total proceeds among the three elements of the agreement. Of the aggregate proceeds of $6,350,000, $1,200,000 was refundable if the Company did not deliver the specified quantity of Vitaxin. This amount approximates the Company's actual cost to acquire the specified quantity of Vitaxin from a third-party manufacturer and provide it to MedImmune. Accordingly, the Company allocated such amount to the specified quantity of Vitaxin and recognized it as revenue in August 1999 when the Vitaxin was delivered to and accepted by MedImmune. The Company considered available objective evidence related to the value of the other two elements of the agreement, including (i) offers made in late 1998 by another company to acquire a license to Vitaxin without a contemporaneous equity investment in the company, and (ii) offers made in late 1998 by another company to acquire the Company. The Company also considered that
(i) there had been no other sales of common stock to independent outside investors in 1998 or 1999, (ii) the limited number of offers received for either a Vitaxin license or an acquisition of the Company, and (iii) the persuasiveness of the amounts in these offers given that the transactions were not ultimately consummated. Ultimately, while the Company believes a significant portion of the proceeds related to the value of the license to Vitaxin, the Company concluded that the available objective evidence was not persuasive enough to support an allocation of the remaining proceeds ($5,110,000) between the license and equity elements of the agreement, and accordingly the entire remaining proceeds were allocated to common stock.

 4. LEASE COMMITMENTS

     The Company leases its facilities under operating leases which expire in 2003. The leases provide for escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the terms of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Under the lease agreements, the Company is required to pay a percentage of operating expenses relating to the building.

     Rent expense was approximately $415,000 for each of the three years in the period ended December 31, 2000. At December 31, 2000 and 1999, equipment recorded under capital leases totaled approximately $45,000 less accumulated amortization of $13,000 and $5,000, respectively.

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

     Annual future minimum lease payments as of December 31, 2000, are as follows (in thousands):

                                                            OPERATING    CAPITAL
                                                             LEASES      LEASES
                                                            ---------    -------
2001......................................................   $  574        $17
2002......................................................      543         --
2003......................................................      561         --
2004......................................................       23         --
2005......................................................        9         --
                                                             ------        ---
Total minimum lease payments..............................   $1,710         17
                                                             ======
Less amount representing interest.........................                  --
                                                                           ---
Present value of capital lease obligations................                  17
Less current portion......................................                  17
                                                                           ---
Capital lease obligations, non-current....................                 $--
                                                                           ===

     The Company subleases a portion of its facilities under a sublease expiring in June 2002. Sublease income was approximately $86,000, $10,000 and $10,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum sublease income to be received under non-cancelable subleases as of December 31, 2000 is approximately $112,000 and $76,000 for the years ended December 31, 2001 and 2002, respectively.

 5. INCOME TAXES

     At December 31, 2000, the Company had federal and California tax net operating loss carryforwards of approximately $22 million and $1.5 million, respectively. The difference between the tax loss carryforwards for federal and California purposes is primarily attributable to the capitalization of research and development expenses for California and the 50% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2005, unless previously utilized. Approximately $16,000 of the California tax loss carryforward expired during 2000, and the related deferred tax asset and tax loss carryforward amounts have been reduced accordingly. The remaining California tax loss carryforward will begin expiring in 2001 unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling $518,000 and $279,000, respectively, which will expire beginning in 2005 unless previously utilized.

     Pursuant to Internal Revenue Code Section 382 and 383, use of the Company's net operating loss and tax credit carryforwards will be limited as a result of certain cumulative changes in the Company's stock ownership which occurred during 1993. However, the Company believes that the limitation will not have a material impact on the utilization of the carryforwards.

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

     Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are shown below. A valuation allowance of $8.9 million, has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 7,793    $ 7,267
  Research and development credits.......................      699        826
  Capitalized research expense...........................      388        969
  Deferred revenue.......................................      362        450
  Other..................................................      258        273
                                                           -------    -------
Total deferred tax assets................................    9,500      9,785
  Valuation allowance for deferred tax assets............   (8,911)    (9,248)
                                                           -------    -------
Net deferred tax assets..................................      589        537
Deferred tax liabilities:
     Patent expenses.....................................     (589)      (537)
                                                           -------    -------
Net deferred taxes.......................................  $    --    $    --
                                                           =======    =======

 6. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

BRISTOL-MYERS SQUIBB

     During 1993 and 1995, the Company entered into two collaborative agreements with Bristol-Myers Squibb to discover and develop certain antibodies for use in human cancer therapy. The Company was required to provide a specified level of scientific research through September 1998. Included in the statements of operations are contract revenues from a related party in connection with this agreement of $2.4 million for the year ended December 31, 1998. As of December 31, 1998, the Company had received all contract revenue payments specified under the agreement and had completed all its performance obligations. The agreements also provide that Bristol-Myers Squibb will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed. The Company does not anticipate any future contract revenue under this agreement.

MEDIMMUNE

     In February 1999, the Company entered into a collaboration agreement with MedImmune to produce optimized antibodies. Pursuant to the terms of the research program under the collaboration agreement, MedImmune agreed to fund three research programs for a stated number of full-time employees, dedicated to the specified research, each for a period of six months, extendable up to 24 months. The first research program began in February 1999, and was completed in March 2000. The term of the collaboration agreement was extended on March 8, 2001, to provide for the remaining two research programs to be selected by February 24, 2003. In addition, MedImmune will pay royalties to AME on net sales of products developed. The agreement also provides that MedImmune will make additional payments, either through cash payments or equity purchases at a specified premium to then-current fair value, to the Company upon the achievement of certain milestones. Under the terms of the agreement, MedImmune has the option to credit up to 65% of cash payments and 20% of equity purchases against future royalty payments. At the time of a cash payment, 35% of the payment will be recognized as milestone revenue and the remaining 65% recorded as deferred royalty revenue. Additionally, if MedImmune makes the milestone payment through an equity purchase, 20% of the

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

amount will be recorded as deferred royalty revenue. During the year ended December 31, 2000, the Company recorded revenue of approximately $200,000 related to research activities performed under the agreement.

CELL MATRIX

     In November 1999, the Company entered into a collaboration agreement with Cell Matrix to humanize and optimize candidate molecules and to perform some preclinical development. Pursuant to the terms of the agreement, Cell Matrix paid the Company for the humanization and optimization of each of the two candidate molecules, which was completed in 2000. In addition, Cell Matrix made milestone payments to AME for each enhanced antibody. The agreement also provides that Cell Matrix will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed. During the year ended December 31, 2000, the Company recorded revenue of approximately $1.3 million related to research activities performed under the agreement.

BIOSYNEXUS

     In December 2000, the Company entered into a collaboration agreement with Biosynexus Incorporated ("Biosynexus") to optimize a candidate molecule and perform certain preclinical development. The research and development aspect of this collaboration is for six months. In addition to research and development funding, the agreement also provides that Biosynexus will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed.

 7. LICENSE AGREEMENTS

MEDIMMUNE

     Vitaxin, the Company's angiogenesis inhibitor, was exclusively licensed to MedImmune in return for an equity investment, milestone payments and royalties. Under the agreement, MedImmune is responsible for all future clinical development, manufacturing and commercialization of Vitaxin. MedImmune made a $5.15 million equity investment in the Company in February 1999 (Note 3), and pursuant to the terms of the agreement and will pay milestones and royalties related to the development and commercialization of any resulting products.

TSRI

     During 1994, the Company entered into a license agreement with The Scripps Research Institute of California ("TSRI"). TSRI granted the Company exclusive rights to certain technology relating to a murine monoclonal antibody and the use of the antibody as an inhibitor of angiogenesis. In exchange, the Company paid TSRI $100,000 and issued TSRI 20,000 shares of AME common stock. The Company also agreed to provide TSRI additional payments based on the completion of certain clinical and approval milestones. In addition, the Company has agreed to reimburse TSRI for a portion of its past and future patent costs related to the licensed technology and pay royalties to TSRI on net sales of each licensed product. The exclusive license will expire 10 years after the date of the first commercial sale of such licensed product.

BIOSITE

     During 1998, the Company entered into a license agreement with Biosite. The Company granted Biosite non-exclusive rights to certain AME patent technology in exchange for an upfront, non-refundable royalty fee of $1.5 million. The Company is recognizing the royalty fee as revenue over the estimated lives of the related patents. As of December 31, 2000, 1999 and 1998, approximately $868,000, $1.1 million and $1.3 million, respectively, of the amount originally received is included in deferred revenue.

                       APPLIED MOLECULAR EVOLUTION, INC.

                               DECEMBER 31, 2000

 8. NIH GRANT

     In September 2000, the National Institutes of Health ("NIH") awarded a grant to Novasite which provides $3.2 million over three years for research to develop Novasite's proprietary technology platform. Revenue related to this grant of approximately $748,000 is included in other revenue for the year ended December 31, 2000.

 9. 401(K) PLAN

     The Company maintains a 401(k) plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations and requirements set by the Company. The board of directors may, at its sole discretion, approve Company contributions. Through December 31, 2000, there have been no Company contributions under the plan.