Form 10-Q
period 2001-03-31
APPLIED MOLECULAR EVOLUTION INC
filed 2001-05-01
CIK 1111312

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2001.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ________ to ________.



                          Commission File No. 000-31101


                        APPLIED MOLECULAR EVOLUTION, INC.
                        ---------------------------------
                          (Exact name of registrant as
                            specified in its charter)


          Delaware                                              33-0374014
   ----------------------                                   ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                               3520 Dunhill Street
                           San Diego, California 92121
                           ---------------------------
              (Address of principal executive offices and zip code)


                                 (858) 597-4990
                                 ---------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES [X]  NO [ ]




As of April 30, 2001, 23,594,927 shares of the Registrant's Common Stock were issued and outstanding.

                        APPLIED MOLECULAR EVOLUTION, INC.
                                 FORM 10-Q INDEX

                                                                                        PAGE
                                                                                        -----
PART I:  FINANCIAL INFORMATION

    ITEM 1:  Financial Statements.........................................................3

             Consolidated Balance Sheets at March 31, 2001 (unaudited) and
             December 31, 2000............................................................3

             Consolidated Statements of Operations for the three months ended
             March 31, 2001 and 2000 (unaudited)..........................................4

             Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2000 (unaudited)..........................................5

             Notes to Consolidated Financial Statements (unaudited).......................6

    ITEM 2:  Management's Discussion and Analysis Of Financial
             Condition and Results Of Operations..........................................7

    ITEM 3:  Quantitative and Qualitative Disclosures
             About Market Risk...........................................................12

PART II:  OTHER INFORMATION

    ITEM 1:  Legal Proceedings...........................................................12

    ITEM 2:  Changes in Securities and Use of Proceeds...................................13

    ITEM 3:  Defaults Upon Senior Securities.............................................13

    ITEM 4:  Submission of Matters to a Vote of Security Holders.........................13

    ITEM 5:  Other Information...........................................................13

    ITEM 6:  Exhibits and Reports on Form 8-K............................................13

SIGNATURES...............................................................................14


                        APPLIED MOLECULAR EVOLUTION, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     MARCH 31,         DECEMBER 31,
                                                                       2001               2000
                                                                    -----------       -------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ....................................      $  20,426       $  36,865
  Short-term investments .......................................         67,993          52,685
  Prepaid expenses .............................................            379             552
  Other current assets .........................................          1,513           2,317
                                                                      ---------       ---------
      Total current assets .....................................         90,311          92,419

Property and equipment, net ....................................          1,804             851
Patents, net ...................................................          1,559           1,532
Other assets ...................................................            112              72
                                                                      ---------       ---------
      Total assets .............................................      $  93,786       $  94,874
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities .....................      $     994       $   1,579
  Current portion of deferred revenue ..........................            498             258
  Current portion of long-term obligations .....................             13              17
                                                                      ---------       ---------
      Total current liabilities ................................          1,505           1,854

Deferred revenue ...............................................            572             631
Deferred rent ..................................................             96             100
Minority interest ..............................................            385             372

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized,
      none issued ..............................................              -               -
  Common stock,  $.001 par value, 45,000,000 shares authorized,
      23,592,727 and 23,592,264 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively .......             24              24
  Additional paid-in-capital ...................................        158,993         158,776
  Deferred compensation ........................................         (8,842)        (10,918)
  Notes receivable from employees ..............................           (841)           (827)
  Accumulated other comprehensive income .......................            514             180
  Accumulated deficit ..........................................        (44,220)        (40,918)
  Less: Treasury stock at cost - 1,200,000 shares ..............        (14,400)        (14,400)
                                                                      ---------       ---------
      Total stockholders' equity ...............................         91,228          91,917
                                                                      ---------       ---------
      Total liabilities and stockholders' equity ...............      $  93,786       $  94,874
                                                                      =========       =========



                    See accompanying notes.

                        APPLIED MOLECULAR EVOLUTION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ---------------------------
                                                              2001           2000
                                                            --------       --------
Revenue
    Contract revenue .................................      $    250       $    721
    Other revenue ....................................           602            110
                                                            --------       --------
    Total revenue ....................................           852            831
                                                            --------       --------

Operating expenses
    Research and development .........................         1,879            667
    General and administrative .......................         1,486            419
    Non-cash, stock based compensation ...............         2,292          1,184
                                                            --------       --------
    Total operating expenses .........................         5,657          2,270
                                                            --------       --------
Loss from operations .................................        (4,805)        (1,439)
Minority interest ....................................           (13)            43
Interest income, net .................................         1,516             38
                                                            --------       --------
Net loss .............................................      $ (3,302)      $ (1,358)
                                                            ========       ========


Net loss per share, basic and diluted ................      $  (0.16)      $  (0.53)

Weighted average shares outstanding, basic and
    diluted ..........................................        21,125          2,577






                    See accompanying notes.

                        APPLIED MOLECULAR EVOLUTION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 2001           2000
                                                               --------       --------
OPERATING ACTIVITIES
Net loss ................................................      $ (3,302)      $ (1,358)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization .........................           134             58
  Amortization of stock-based compensation ..............         2,075          1,180
  Compensation related to consultant stock options ......           217              4
  Deferred revenue ......................................           181            (59)
  Deferred rent .........................................            (4)            (3)
  Minority interest .....................................            13            (43)
  Realized gain on short-term investments ...............          (131)             -
  Accrued interest on notes receivable from employees ...           (14)             -
Changes in operating assets and liabilities:
  Prepaid expenses and other assets .....................           937           (623)
  Accounts payable and accrued expenses .................          (585)          (163)
                                                               --------       --------
Net cash flows used in operating activities .............          (479)        (1,007)
                                                               --------       --------

INVESTING ACTIVITIES
Purchase of property and equipment ......................        (1,057)          (104)
Purchase of short-term investments ......................       (27,964)             -
Proceeds from sale of short-term investments ............        13,122            335
Patents .................................................           (57)           (69)
                                                               --------       --------
Net cash flows provided by (used in) investing
   activities ...........................................       (15,956)           162
                                                               --------       --------

FINANCING ACTIVITIES
Payments on long-term obligations .......................            (4)            (4)
Issuance of common stock, net ...........................             -              9
                                                               --------       --------
Net cash flows provided by (used in) financing
   activities ...........................................            (4)             5
                                                               --------       --------

Net decrease in cash and cash equivalents ...............       (16,439)          (840)
Cash and cash equivalents at the beginning of the
   period ...............................................        36,865          1,974
                                                               --------       --------

Cash and cash equivalents at the end of the period ......      $ 20,426       $  1,134
                                                               ========       ========


                     See accompanying notes.

                        APPLIED MOLECULAR EVOLUTION, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Organization and Business

    Applied Molecular Evolution, Inc., or the Company or AME, a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed AMEsystem(TM), which the Company's management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has successfully utilized its proprietary technology to optimize monoclonal antibodies for pharmaceutical and biotechnology companies.

2.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

    The consolidated financial statements include the accounts of the Company and Novasite Pharmaceuticals, Inc., or Novasite, which is 72% owned by AME and which was incorporated in July 1999. All significant intercompany accounts and transactions have been eliminated.

3.  Comprehensive Loss

    Total comprehensive loss was $2,968,000 for the three months ended March 31, 2001, and $1,356,000 for the three months ended March 31, 2000.

4.  Computation of Net Loss Per Share

    Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128) and Staff Accounting Bulletin 98 issued by the Staff of the Securities and Exchange Commission (SAB 98), for all periods presented. Under the provisions of SAB 98, common and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

5.  Recently Issued Accounting Pronouncements

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no effect on the financial statements as the Company currently does not invest in derivative instruments or engage in hedging activities.



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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business, including the disclosures under Management's Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

We are a leader in the application of directed evolution to the development of biotherapeutics. Directed evolution is a process by which genes and proteins are optimized for specific commercial purposes. We focus principally on applying our technology to human biotherapeutics, the largest and most profitable target market for directed evolution.

Since our formation, we have expended considerable resources on the development of our AMEsystem technology and the development of Vitaxin, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995-1999 was allocated to preclinical development and initial clinical trials for Vitaxin. In 1999 we licensed Vitaxin to MedImmune, which is responsible for future clinical development expenses and commercialization. In the first quarter of 2001, MedImmune initiated clinical trials with an improved, second generation version of Vitaxin that we enhanced using our AMEsystem technology.

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

We have incurred losses since our inception. As of March 31, 2001, we had an accumulated deficit of $44.2 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

We have capitalized the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At March 31, 2001, we had capitalized costs related to issued patents totaling approximately $351,000 (net of accumulated amortization) and approximately $1.2 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

RESULTS OF OPERATIONS

Three Months Ended March 31 2001 Compared to Three Months Ended March 31, 2000

Revenue. Our revenue increased to $852,000 for the quarter ended March 31, 2001, from $831,000 for the same period in 2000, an increase of approximately $21,000. The increase was due to an increase in grant revenue, offset by a decrease in contract revenue.

Research and development. Research and development expenses increased to $1.9 million for the quarter ended March 31, 2001, from $667,000 for the same period in 2000, an increase of approximately $1.2 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects, collaborations, and grants.

General and administrative. General and administrative expenses increased to $1.5 million for the quarter ended March 31, 2001, from $419,000 for the same period in 2000, an increase of approximately $1.1 million. The increase was primarily due to the expansion of the administrative infrastructure to support the needs of a public company, and professional fees in connection with the expansion of our business development efforts.

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

Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation", as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the three months ended March 31, 2001, we recorded non-cash, stock based compensation expenses of $2.3 million ($1.6 million and $694,000 related to research and development and general and administrative, respectively), compared to $1.2 million ($573,000 and $611,000 related to research and development and general and administrative, respectively) for the same period in 2000.

Interest income, net. Net interest income increased to $1.5 million for the quarter ended March 31, 2001, from $38,000 for the same period in 2000. The increase was primarily due to our higher average cash and investment balances during 2001 as a result of the cash proceeds from our initial public offering, which closed in the third quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we sold 5.3 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $18.1 million of cash from research collaborations through March 31, 2001.

As of March 31, 2001, we had approximately $88.4 million in cash, cash equivalents and short-term investments, compared to $89.6 million of cash, cash equivalents and short-term investments as of December 31, 2000.

For the three months ended March 31, 2001, we used cash of approximately $479,000 in operating activities to fund our net losses of $3.3 million, offset by non-cash charges for depreciation and patent amortization totaling $134,000, non-cash, stock based compensation totaling $2.3 million, a decrease in deferred revenue of $181,000, and changes in operating assets and liabilities of $352,000.

For the three months ended March 31, 2001, we used cash of approximately $16.0 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, and capital expenditures for property and equipment to be used in our business. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.


We expect our cash requirements to increase significantly in 2001 as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and expand our facilities. We believe that our current cash, cash equivalents and investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for approximately two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.



                                  RISK FACTORS

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY NEVER BECOME PROFITABLE.

We are at an early stage of development. We incurred a net loss of $3.3 million for the three months ended March 31, 2001, and our revenue for that same period was $852,000. Additionally, we have had net losses each year since inception and, as of March 31, 2001, had an accumulated deficit of $44.2 million. We expect to report a net loss for fiscal year 2001, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from collaborations and expect to continue to do so in the foreseeable future. Revenues from collaborations are uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our core technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

We may need to raise more money to continue our operations. We may seek additional funds from public and private stock offerings, corporate collaborations, borrowings under lease lines of credit or other sources. If we cannot raise more money, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. We expect that our current resources, together with future operating revenue, will be sufficient to fund operations for approximately two years. The amount of money we will need will depend on many factors, including:

     o  the success of our research and development efforts

     o  our ability to establish collaborative agreements

     o  our costs of prosecuting and maintaining patents

     o  market and competing technological developments

Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

THE COMMERCIAL UTILITY OF OUR AMESYSTEM TECHNOLOGY IS UNPROVEN AND MAY NEVER BE REALIZED.

While we have met with initial success in applying our AMEsystem technology, to prove the commercial value of our technology, we or our collaborators will need to commercialize biotherapeutics that we have optimized. Successful commercialization of biotherapeutics requires: preclinical testing, clinical trials, regulatory approval and commercial manufacturing. It will take us or our collaborators many years to complete these steps for any biotherapeutic. If we or our collaborators do not undertake and successfully complete these activities, then our AMEsystem technology will be of little commercial value, and our ability to generate revenue will be limited. Currently, there is one product, Vitaxin, in clinical trials that has been developed using our technology.

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

Our primary strategy for developing and commercializing product candidates calls for us to enter into contractual arrangements with collaborators. We may be unsuccessful in attracting collaborators to develop and commercialize our products. Some collaborators may not perform their obligations as we expect, or we may not derive any revenue from these arrangements. We do not know whether these collaborators will successfully develop and market any products under their respective agreements. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any collaborator may devote to the development and commercialization of products under these collaborations. Our collaborators may terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Our collaborators may elect not to develop products arising out of our collaborative arrangements or not to devote sufficient resources to develop, manufacture, market or sell these products. Moreover, some of our collaborators may also be researching competing technologies and products targeted by our collaborative programs.

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

We also rely upon trade secrets, technical know-how and continuing inventions to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or discover or disclose our technology, and we may not be able to meaningfully protect our trade secrets or be capable of protecting our rights to our trade secrets.

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

PUBLIC PERCEPTION OF ETHICAL AND SOCIAL ISSUES MAY LIMIT THE USE OF OUR TECHNOLOGY, WHICH COULD REDUCE OUR REVENUE.

Our success will depend upon our ability to develop products through the application of our proprietary AMEsystem directed evolution technology. Governmental authorities could, for social or other purposes, limit the use of genetic modification or prohibit the practice of our technology. Ethical and other concerns about the use of products derived from modified genes could adversely affect their market acceptance. If, as a result, our technology or the products we develop cannot be marketed, we would lose our core business.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

Future sales of common stock by our stockholders under Rule 144 of the Securities Act of 1933 or the Securities Act, or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Shares of our common stock are eligible for sale in the public market in reliance on Rule 144(k) or Rule 701 under the Securities Act, without any volume restrictions. Additionally, we registered a total of 5,450,000 shares of common stock reserved for issuance under our stock plans. Some of our existing stockholders have rights to require us to register their shares for future sale.

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

Our officers and directors and their affiliates, in the aggregate, own beneficially approximately 31.4% of our outstanding shares of common stock. As a result, these stockholders, acting together, could be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non government debt securities. The average duration of all of our investments as of March 31, 2001, was approximately one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense.


                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

               None.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a)   Not applicable.

        (b)   Not applicable.

        (c)   Not applicable.

        (d) The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, PaineWebber Incorporated and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters' over-allotment option. The offering commenced on July 27, 2000 and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $3.6 million of the net offering proceeds for a portion of the repurchase of 1.2 million shares of our stock for $14.4 million, $1.1 million for purchases of property and equipment and approximately $500,000 to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies' obligations, corporate bonds, asset-backed securities, and cash and cash equivalents.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5: OTHER INFORMATION

              Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              None.

        (b)   Reports on Form 8-K during the first quarter

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    May 1, 2001                     By: /s/ William D. Huse, M.D., Ph.D
---------------------------------           --------------------------------
                                            William D. Huse, M.D., Ph.D.,
                                            President and Chief Executive
                                            Officer


Date:    May 1, 2001                     By: /s/ Lawerence E. Bloch, M.D.
----------------------------------          --------------------------------
                                            Lawrence E. Bloch, M.D., Chief
                                            Financial Officer, Vice President
                                            of Business Development and
                                            Secretary