Form 10-Q
period 2001-06-30
APPLIED MOLECULAR EVOLUTION INC
filed 2001-08-07
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2001.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File No. 000-31101

APPLIED MOLECULAR EVOLUTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0374014

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Dunhill Street
San Diego, California 92121

(Address of principal executive offices and zip code)

(858) 597-4990

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [   ]

As of July 31, 2001, 23,602,663 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MOLECULAR EVOLUTION, INC.
FORM 10-Q INDEX

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS

Current assets:

Cash and cash equivalents	$23,308	$36,865

Short-term investments	62,566	52,685

Prepaid expenses	242	552

Other current assets	1,629	2,317

Total current assets	87,745	92,419

Property and equipment, net	2,800	851

Patents, net	1,596	1,532

Other assets	115	72

Total assets	$92,256	$94,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued liabilities	$1,429	$1,579

Current portion of deferred revenue	238	258

Current portion of long-term obligations	8	17

Total current liabilities	1,675	1,854

Deferred revenue	513	631

Deferred rent	92	100

Minority interest	238	372

Stockholders’ equity:

Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—

Common stock, $.001 par value, 45,000,000 shares authorized, 23,601,963 and 23,592,264 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	24	24

Additional paid-in-capital	159,158	158,776

Deferred compensation	(7,112)	(10,918)

Notes receivable from employees	(854)	(827)

Accumulated other comprehensive income	499	180

Accumulated deficit	(47,577)	(40,918)

Less: Treasury stock at cost - 1,200,000 shares	(14,400)	(14,400)

Total stockholders’ equity	89,738	91,917

Total liabilities and stockholders’ equity	$92,256	$94,874

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2001	2000	2001	2000

Revenue

Contract revenue	$320	$318	$570	$1,039

Other revenue	444	59	1,046	169

Total revenue	764	377	1,616	1,208

Operating expenses

Research and development	2,592	809	4,831	1,476

General and administrative	1,095	502	2,221	921

Non-cash, stock based compensation	1,820	4,249	4,112	5,434

Total operating expenses	5,507	5,560	11,164	7,831

Loss from operations	(4,743)	(5,183)	(9,548)	(6,623)

Minority interest	147	35	134	78

Interest income, net	1,239	84	2,755	123

Net loss	(3,357)	(5,064)	(6,659)	(6,422)

Deemed dividend on Series F preferred stock	—	(10,100)	—	(10,100)

Net loss applicable to common stockholders	$(3,357)	$(15,164)	$(6,659)	$(16,522)

Net loss per share applicable to common stockholders, basic and diluted	$(0.16)	$(5.73)	$(0.31)	$(6.32)

Net loss per share, basic and diluted	$(0.16)	$(1.91)	$(0.31)	$(2.46)

Weighted average shares outstanding, basic and diluted	21,355	2,648	21,240	2,613

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2001	2000

OPERATING ACTIVITIES

Net loss	$(6,659)	$(6,422)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	345	122

Amortization of stock-based compensation	3,806	5,096

Compensation related to consultant stock options	306	338

Deferred revenue	(138)	(118)

Deferred rent	(8)	(7)

Minority interest	(134)	(78)

Realized gain on short-term investments	(155)	—

Accrued interest on notes receivable from employees	(27)	—

Changes in operating assets and liabilities:

Prepaid expenses and other assets	955	(769)

Accounts payable and accrued expenses	(150)	275

Net cash flows used in operating activities	(1,859)	(1,563)

INVESTING ACTIVITIES

Purchase of property and equipment	(2,233)	(218)

Purchase of short-term investments	(37,901)	(1,907)

Proceeds from sale of short-term investments	28,494	534

Patents	(125)	(196)

Net cash flows used in investing activities	(11,765)	(1,787)

FINANCING ACTIVITIES

Payments on long-term obligations	(9)	(9)

Issuance of preferred stock, net	—	10,028

Issuance of common stock, net	76	288

Net cash flows provided by financing activities	67	10,307

Net increase (decrease) in cash and cash equivalents	(13,557)	6,957

Cash and cash equivalents at the beginning of the period	36,865	1,974

Cash and cash equivalents at the end of the period	$23,308	$8,931

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization and Business

Applied Molecular Evolution, Inc., or the Company or AME, a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed AMEsystem™, which the Company’s management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has successfully utilized its proprietary technology to optimize monoclonal antibodies for pharmaceutical and biotechnology companies.

2.    Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

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

3.    Comprehensive Loss

Total comprehensive loss was $6,340,000 for the six months ended June 30, 2001, and $6,418,000 for the six months ended June 30, 2000.

4.    Computation of Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128 “Earnings per Share” (SFAS No. 128) and Staff Accounting Bulletin 98 issued by the Staff of the Securities and Exchange Commission (SAB 98), for all periods presented. Under the provisions of SAB 98, common and preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

5.    Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of SFAS No. 133 had no effect on the financial statements as the Company currently does not invest in derivative instruments or engage in hedging activities.

6.    Subsequent Events.

A description of certain litigation is described in Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

We are a leader in the application of directed evolution to the development of biotherapeutics. Directed evolution is a process by which genes and proteins are optimized for specific commercial purposes. We focus principally on applying our technology to human biotherapeutics, the largest and most profitable target market for directed evolution.

Since our formation, we have expended considerable resources on the development of our AMEsystem technology and the development of Vitaxin, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995-1999 was allocated to preclinical development and initial clinical trials for Vitaxin. In 1999 we licensed Vitaxin to MedImmune, which is responsible for future clinical development expenses and commercialization. To date, MedImmune has initiated Phase I and Phase I/II clinical trials with an improved, second generation version of Vitaxin that we enhanced using our AMEsystem technology.

To date we have generated revenue from research collaborations, product and technology licenses, prepaid royalties and government grants. We have strategic collaborations with MedImmune, Bristol-Myers Squibb, Seattle Genetics, Cell Matrix, and Biosynexus. We have licensed intellectual property to Biosite Incorporated, formerly Biosite Diagnostics Incorporated in exchange for a non-refundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health. Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

We have incurred losses since our inception. As of June 30, 2001, we had an accumulated deficit of $47.6 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

We have capitalized the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At June 30, 2001, we had capitalized costs related to issued patents totaling approximately $338,000 (net of accumulated amortization) and approximately $1.3 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001, compared to Three Months Ended June 30, 2000

Revenue. Our revenue increased to $764,000 for the quarter ended June 30, 2001, from $377,000 for the same period in 2000, an increase of approximately $387,000. The increase was due to an increase in grant revenue.

Research and development. Research and development expenses increased to $2.6 million for the quarter ended June 30, 2001, from $809,000 for the same period in 2000, an increase of approximately $1.8 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects, collaborations, and grants.

General and administrative. General and administrative expenses increased to $1.1 million for the quarter ended June 30, 2001, from $502,000 for the same period in 2000, an increase of approximately $600,000. The increase was primarily due to the expansion of the administrative infrastructure, including additional staff and expansion of facilities, to support our growth and requirements as a public company.

Stock based compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the estimated fair value of our common stock on the date the options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years.

Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock — Based Compensation”, as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with EITF 96-18.

For the three months ended June 30, 2001, we recorded non-cash, stock based compensation expenses of $1.8 million ($569,000 and $1.2 million related to research and development and general and administrative, respectively), compared to $4.2 million ($1.3 million and $2.9 million related to research and development and general and administrative, respectively) for the same period in 2000.

Interest income, net. Net interest income increased to $1.2 million for the quarter ended June 30, 2001, from $84,000 for the same period in 2000. The increase was primarily due to our higher average cash and investment balances during 2001 as a result of the cash proceeds from our initial public offering, which closed in the third quarter of 2000.

Six Months Ended June 30, 2001, compared to Six Months Ended June 30, 2000

Revenue. Our revenue increased to $1.6 million for the six months ended June 30, 2001, from $1.2 million for the same period in 2000, an increase of approximately $400,000. The increase was due to an increase in grant revenue, offset by a decrease in contract revenue.

Research and development. Research and development expenses increased to $4.8 million for the six months ended June 30, 2001, from $1.5 million for the same period in 2000, an increase of approximately $3.3 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects, collaborations, and grants.

General and administrative. General and administrative expenses increased to $2.2 million for the six months ended June 30, 2001, from $921,000 for the same period in 2000, an increase of approximately $1.3 million. The increase was primarily due to the expansion of the administrative infrastructure, including additional staff and expansion of facilities, to support the needs of a public company, and professional fees in connection with the expansion of our business development efforts.

For the six months ended June 30, 2001, we recorded non-cash, stock based compensation expenses of $4.1 million ($1.3 million and $2.8 million related to research and development and general and administrative, respectively), compared to $5.4 million ($1.9 million and $3.5 million related to research and development and general and administrative, respectively) for the same period in 2000.

Interest income, net. Net interest income increased to $2.8 million for the six months ended June 30, 2001, from $123,000 for the same period in 2000. The increase was primarily due to our higher average cash and investment balances during 2001 as a result of the cash proceeds from our initial public offering, which closed in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we sold 5.3 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $18.1 million of cash from research collaborations through June 30, 2001.

As of June 30, 2001, we had approximately $85.9 million in cash, cash equivalents and short-term investments, compared to $89.6 million of cash, cash equivalents and short-term investments as of December 31, 2000.

For the six months ended June 30, 2001, we used cash of approximately $1.9 million in operating activities to fund our net losses of $6.7 million, offset by non-cash charges for depreciation and patent amortization totaling $345,000, non-cash, stock based compensation totaling $3.8 million, a decrease in deferred revenue of $138,000, and changes in operating assets and liabilities of $805,000.

For the six months ended June 30, 2001, we used cash of approximately $11.8 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, and capital expenditures for property and equipment to be used in our business. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

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

On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and MorphoSys USA, Inc. are willfully infringing Kauffman patents under which we hold an exclusive license.

RISK FACTORS

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY NEVER BECOME PROFITABLE.

We are at an early stage of development. We incurred a net loss of $6.7 million for the six months ended June 30, 2001, and our revenue for that same period was $1.6 million. Additionally, we have had net losses each year since inception and, as of June 30, 2001, had an accumulated deficit of $47.6 million. We expect to report a net loss for fiscal year 2001, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from collaborations and expect to continue to do so in the foreseeable future. Revenues from collaborations are uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our core technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

We may need to raise more money to continue our operations. We may seek additional funds from public and private stock offerings, corporate collaborations, borrowings under lease lines of credit or other sources. If we cannot raise more money, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products that we otherwise would seek to commercialize ourselves. We expect that our current resources, together with future operating revenue, will be sufficient to fund operations for approximately two years. The amount of money we will need will depend on many factors, including:

•	the success of our research and development efforts

•	our ability to establish collaborative agreements

•	our costs of prosecuting and maintaining patents

•	market and competing technological developments

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

Our commercial success also depends in part on neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technology and products. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. Any legal action taken against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our products and processes affected by third-party rights may require us or our collaborators to obtain licenses in order to continue to manufacture or market the affected products and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborators may not prevail in an action, and any license required under a patent may not be made available on commercially acceptable terms, or at all. Litigation could result in substantial costs and the diversion of management’s efforts, regardless of the result of the litigation.

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

SUBSTANTIAL SALES OF OUR COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO FALL.

Future sales of common stock by our stockholders under Rule 144 of the Securities Act of 1933 or the Securities Act, or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Shares of our common stock are eligible for sale in the public market in reliance on Rule 144(k) or Rule 701 under the Securities Act, without any volume restrictions. Additionally, we have registered a total of 5,450,000 shares of common stock reserved for issuance under our stock plans. Some of our existing stockholders have rights to require us to register their shares for future sale.

OUR FINANCIAL CONDITION COULD BE AFFECTED BY OFFERINGS OF OUR SUBSIDIARY’S STOCK.

We could engage in future offerings or other sales of the common or preferred stock of our subsidiary if our board determines that it is in the best interests of the stockholders to pursue that course of action. This could adversely affect our business, financial condition and results of operations. For example, any offering or other sale of a minority portion of our subsidiary’s stock could reduce the subsidiary’s contribution to our gross revenues.

WE ARE SUBJECT TO INFLUENCE FROM OUR EXECUTIVE OFFICERS AND DIRECTORS WHO MAY VOTE IN WAYS WITH WHICH YOU DISAGREE BECAUSE THEY HAVE INTERESTS BOTH AS MANAGERS AND STOCKHOLDERS.

Our officers and directors and their affiliates, in the aggregate, own beneficially approximately 30.8% of our outstanding shares of common stock. As a result, these stockholders, acting together, could be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non government debt securities. The average duration of all of our investments as of June 30, 2001, was approximately one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and MorphoSys USA, Inc. are willfully infringing Kauffman patents under which we hold an exclusive license.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, PaineWebber Incorporated and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000 and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates of ours other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $3.6 million of the net offering proceeds for a portion of the repurchase of 1.2 million shares of our stock for $14.4 million, $2.3 million for purchases of property and equipment and approximately $1.8 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities, and cash and cash equivalents.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2001 the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting. As of April 16, 2001, the record date, 22,394,927 shares were entitled to vote at the Annual Meeting.

1.	The following Class I Directors were elected:

a.	Peter K. Hilal 18,659,195 shares voted in favor of the nominee, 119,975 shares withheld their vote;

b.	William D. Huse 18,282,035 shares voted in favor of the nominee, 497,135 shares withheld their vote;

c.	The following directors continue in office for their existing terms: Costa G. Sevastopoulos John F. Richards James J. Bochnowski

2.	The adoption of the Company’s 2001 Stock Incentive Plan was approved. 15,367,149 shares voted in favor of the proposal, 3,023,272 shares voted against the proposal, 388,749 shares abstained and no shares were broker non-votes.

3.	The selection of Ernst & Young LLP as the Company’s independent auditor was ratified. 18,719,889 shares voted in favor of the proposal, 59, 281 shares voted against the proposal and no shares abstained.

ITEM 5: OTHER INFORMATION

     Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3(i)2*	Certificate of Designations specifying the terms of the Series A Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on May 11, 2001.

10.1**	Rights Agreement dated as of May 10, 2001 between Applied Molecular Evolution, Inc. and EquiServe Trust Company, N.A.

*	Incorporated by reference to Exhibit 3(i)2 to the Company’s registration statement on Form 8-A (File No. 000-31101) filed on May 11, 2001.

**	Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A (File No. 000-31101) filed on May 11, 2001.

(b)	Reports on Form 8-K during the second quarter

On May 11, 2001 we filed a report on Form 8-K to disclose the Shareholder Rights Plan approved by the Board of Directors on April 16, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2001	By: /s/ William D. Huse

William D. Huse, M.D., Ph.D., President and Chief Executive Officer

Date: August 7, 2001	By: /s/ Lawrence E. Bloch

Lawrence E. Bloch, M.D., Chief Financial Officer, Vice President of Business Development and Secretary