Form 10-Q
period 2001-09-30
APPLIED MOLECULAR EVOLUTION INC
filed 2001-11-06
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2001.

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

YES [X]     NO [   ]

As of October 31, 2001, 23,601,574 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MOLECULAR EVOLUTION, INC.
FORM 10-Q INDEX

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$28,922	$36,865
Short-term investments	54,844	52,685
Prepaid expenses	219	552
Other current assets	2,086	2,317

Total current assets	86,071	92,419
Property and equipment, net	3,029	851
Patents, net	1,664	1,532
Other assets	337	72

Total assets	$91,101	$94,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,895	$1,579
Current portion of deferred revenue	268	258
Current portion of long-term obligations	3	17

Total current liabilities	2,166	1,854
Deferred revenue	454	631
Deferred rent	88	100
Minority interest	58	372
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 23,600,474 and 23,592,264 shares issued and outstanding at September 30, 2001 (unaudited) and December 31, 2000, respectively	24	24
Additional paid-in-capital	159,139	158,776
Deferred compensation	(5,620)	(10,918)
Notes receivable from employees	(867)	(827)
Accumulated other comprehensive income	773	180
Accumulated deficit	(50,714)	(40,918)
Less: Treasury stock at cost - 1,200,000 shares	(14,400)	(14,400)

Total stockholders’ equity	88,335	91,917

Total liabilities and stockholders’ equity	$91,101	$94,874

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000	2001	2000

Revenue
Contract revenue	$474	$500	$1,044	$1,539
Other revenue	398	168	1,444	337

Total revenue	872	668	2,488	1,876

Operating expenses
Research and development	2,834	1,017	7,665	2,493
General and administrative	1,145	631	3,366	1,552
Non-cash, stock based compensation	1,473	3,859	5,585	9,293

Total operating expenses	5,452	5,507	16,616	13,338

Loss from operations	(4,580)	(4,839)	(14,128)	(11,462)
Minority interest	180	12	314	90
Interest income, net	1,263	1,265	4,018	1,388

Net loss	(3,137)	(3,562)	(9,796)	(9,984)
Deemed dividend on Series F preferred stock	—	—	—	(10,100)

Net loss applicable to common stockholders	$(3,137)	$(3,562)	$(9,796)	$(20,084)

Net loss per share applicable to common stockholders, basic and diluted	$(0.15)	$(0.22)	$(0.46)	$(2.77)
Net loss per share, basic and diluted	$(0.15)	$(0.22)	$(0.46)	$(1.38)
Weighted average shares outstanding, basic and diluted	21,440	16,435	21,308	7,249

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2001	2000

OPERATING ACTIVITIES
Net loss	$(9,796)	$(9,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	190
Amortization of stock-based compensation	5,260	8,401
Compensation related to consultant stock options	325	892
Deferred revenue	(167)	(146)
Deferred rent	(12)	(33)
Minority interest	(314)	(90)
Realized gain on short-term investments	(392)	(20)
Accrued interest on notes receivable from employees	(40)	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	299	(1,426)
Accounts payable and accrued expenses	316	508

Net cash flows used in operating activities	(3,898)	(1,723)

INVESTING ACTIVITIES
Purchase of property and equipment	(2,711)	(287)
Purchase of short-term investments	(52,721)	(71,660)
Proceeds from sale of short-term investments	51,547	9,625
Patents	(222)	(258)

Net cash flows used in investing activities	(4,107)	(62,580)

FINANCING ACTIVITIES
Payments on long-term obligations	(14)	(13)
Issuance of preferred stock, net	—	10,012
Issuance of common stock, net	76	93,365

Net cash flows provided by financing activities	62	103,364

Net increase (decrease) in cash and cash equivalents	(7,943)	39,061
Cash and cash equivalents at the beginning of the period	36,865	1,974

Cash and cash equivalents at the end of the period	$28,922	$41,035

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business

Applied Molecular Evolution, Inc., or the Company or AME, a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed AMEsystem™, which the Company’s management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has successfully utilized its proprietary technology to optimize protein therapeutics for pharmaceutical and biotechnology companies as well as for the Company’s own internal development projects.

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

The consolidated financial statements include the accounts of the Company an its majority owned subsidiaries, Novasite Pharmaceuticals, Inc., or Novasite, and AME Torrey View, LLC. Novasite and AME Torrey View, LLC are 72% and 99% owned by AME, respectively. All significant intercompany accounts and transactions have been eliminated.

AME Torrey View, LLC was organized in the State of California on August 17, 2001, for the purpose of acquiring real property. AME Torrey View, LLC intends to purchase real property and construct a building to be used as the Company’s corporate headquarters, including office, research and development and laboratory facilities.

3.	Comprehensive Loss

Total comprehensive loss was $9,202,000 for the nine months ended September 30, 2001, and $9,869,000 for the nine months ended September 30, 2000. The difference between net loss and comprehensive loss is primarily due to the difference between market value and cost basis of the Company’s short-term marketable securities.

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

In June, 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to June 30, 2001, the Company will apply the new rules beginning January 1, 2002. The Company does not expect the adoption of SFAS No.’s 141 and 142 to have an effect on the consolidated financial statements as the Company has not recorded any goodwill or other intangible assets as a result of a business combination.

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

OVERVIEW

We are a leader in the application of directed molecular evolution to the development of biotherapeutics. Directed molecular evolution is a process by which genes and proteins are optimized for specific commercial purposes. We focus principally on applying our technology to human biotherapeutics, the largest and most profitable target market for directed molecular evolution.

Since our formation, we have expended considerable resources on the development of our AMEsystem technology and the development of Vitaxin™, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995-1999 was allocated to preclinical development and initial clinical trials for Vitaxin. In 1999 we licensed Vitaxin to MedImmune, which is responsible for future clinical development expenses and commercialization. To date, MedImmune has initiated Phase I and Phase I/II clinical trials with an improved, second generation version of Vitaxin that we enhanced using our AMEsystem technology.

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

We have incurred losses since our inception. As of September 30, 2001, we had an accumulated deficit of $50.7 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

We have capitalized the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At September 30, 2001, we had capitalized costs related to issued patents totaling approximately $314,000 (net of accumulated amortization) and approximately $1.3 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

On August 17, 2001, the Company entered into an Operating Agreement with AME Torrey View, LLC, of which the Company is a 99% owner. AME Torrey View, LLC intends to purchase real property and construct a building to be used as the Company’s corporate headquarters, including office, research and development and laboratory facilities.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001, compared to Three Months Ended September 30, 2000

Revenue. Our revenue increased to $872,000 for the quarter ended September 30, 2001, from $668,000 for the same period in 2000, an increase of approximately $204,000. The increase was primarily due to an increase in grant revenue.

Research and development. Research and development expenses increased to $2.8 million for the quarter ended September 30, 2001, from $1.0 million for the same period in 2000, an increase of approximately $1.8 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects, collaborations, and grants.

General and administrative. General and administrative expenses increased to $1.1 million for the quarter ended September 30, 2001, from $631,000 for the same period in 2000, an increase of approximately $500,000. The increase was primarily due to the expansion of the administrative infrastructure, including additional staff and expansion of facilities, to support our growth and requirements as a public company.

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

For the three months ended September 30, 2001, we recorded non-cash, stock based compensation expenses of $1.5 million ($470,000 and $1.0 million related to research and development and general and administrative, respectively), compared to $3.9 million ($1.1 million and $2.8 million related to research and development and general and administrative, respectively) for the same period in 2000.

Interest income, net. Net interest income was $1.3 million for both the quarter ended September 30, 2001, and 2000.

Nine Months Ended September 30, 2001, compared to Nine Months Ended September 30, 2000

Revenue. Our revenue increased to $2.5 million for the nine months ended September 30, 2001, from $1.9 million for the same period in 2000, an increase of approximately $600,000. The increase was primarily due to an increase in grant revenue.

Research and development. Research and development expenses increased to $7.7 million for the nine months ended September 30, 2001, from $2.5 million for the same period in 2000, an increase of approximately $5.2 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects, collaborations, and grants.

General and administrative. General and administrative expenses increased to $3.4 million for the nine months ended September 30, 2001, from $1.6 million for the same period in 2000, an increase of approximately $1.8 million. The increase was primarily due to the expansion of the administrative infrastructure, including additional staff and expansion of facilities, to support the needs of a public company, and professional fees in connection with the expansion of our business development efforts.

For the nine months ended September 30, 2001, we recorded non-cash, stock based compensation expenses of $5.6 million ($2.0 million and $3.6 million related to research and development and general and administrative, respectively), compared to $9.3 million ($3.0 million and $6.3 million related to research and development and general and administrative, respectively) for the same period in 2000.

Interest income, net. Net interest income increased to $4.0 million for the nine months ended September 30, 2001, from $1.4 million for the same period in 2000. The increase was primarily due to our higher average cash and investment balances during 2001 as a result of the cash proceeds from our initial public offering, which closed in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we sold 5.3 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $18.1 million of cash from research collaborations through September 30, 2001.

As of September 30, 2001, we had approximately $83.8 million in cash, cash equivalents and short-term investments, compared to $89.6 million of cash, cash equivalents and short-term investments as of December 31, 2000.

For the nine months ended September 30, 2001, we used cash of approximately $3.9 million in operating activities, net of non-cash charges for depreciation and patent amortization totaling $623,000, non-cash, stock based compensation totaling $5.6 million, a decrease in deferred revenue of $167,000, and changes in operating assets and liabilities of $615,000.

For the nine months ended September 30, 2001, we used cash of approximately $4.1 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, and capital expenditures for property and equipment to be used in our business. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

We expect our cash requirements to increase significantly in 2002 as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and expand our facilities. We believe that our current cash, cash equivalents and investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for approximately two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and MorphoSys USA, Inc. are willfully infringing on patents under which we hold an exclusive license.

RISK FACTORS

WE HAVE NOT ACHIEVED PROFITABILITY AND MAY NEVER BECOME PROFITABLE.

We are at an early stage of development. We incurred a net loss of $9.8 million for the nine months ended September 30, 2001, and our revenue for that same period was $2.5 million. Additionally, we have had net losses each year since inception and, as of September 30, 2001, had an accumulated deficit of $50.7 million. We expect to report a net loss for fiscal year 2001, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our revenue and on the level of our expenses. To date, we have derived most of our revenue from collaborations and expect to continue to do so in the foreseeable future. Revenues from collaborations are uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our core technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

WE HAVE OPTIMIZED ONLY TWO TYPES OF PROTEINS AND MAY NOT BE ABLE TO OPTIMIZE OTHERS, THEREBY LIMITING OUR MARKET POTENTIAL.

To date we have optimized only proteins from the classes of antibodies and enzymes for corporate collaborators and our own internal development projects. If we are unable to apply our AMEsystem technology to other types of proteins, the scope of our potential business will be significantly limited.

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

IF PRODUCT CANDIDATES WE OPTIMIZE DO NOT RECEIVE REGULATORY APPROVAL, NEITHER WE NOR OUR COLLABORATORS WILL BE ABLE TO COMMERCIALIZE THESE PRODUCTS.

The U.S. Food and Drug Administration, or FDA, must approve any therapeutic product before it can be marketed in the United States. The regulatory process is expensive and time-consuming. Before we or a collaborator can file a new drug application with the FDA, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and may require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Changes in regulatory policy for product approval may cause delays or rejections. Because our product candidates will be developed in a novel way, government regulatory authorities may subject these product candidates to greater scrutiny than those developed using more conventional methods. Some of our collaborators are in early stages of the FDA regulatory process for drugs which we have optimized.

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

PUBLIC PERCEPTION OF ETHICAL AND SOCIAL ISSUES MAY LIMIT THE USE OF OUR TECHNOLOGY, WHICH COULD REDUCE OUR REVENUE.

Our success will depend upon our ability to develop products through the application of our proprietary AMEsystem directed molecular evolution technology. Governmental authorities could, for social or other purposes, limit the use of genetic modification or prohibit the practice of our technology. Ethical and other concerns about the use of products derived from modified genes could adversely affect their market acceptance. If, as a result, our technology or the products we develop cannot be marketed, we would lose our core business.

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

OUR FINANCIAL CONDITION COULD BE AFFECTED BY OFFERINGS OF OUR SUBSIDIARY’S STOCK.

We could engage in future offerings or other sales of the common or preferred stock of our subsidiary, Novasite, if our board determines that it is in the best interests of the stockholders to pursue that course of action. This could adversely affect our business, financial condition and results of operations. For example, any offering or other sale of a minority portion of our subsidiary’s stock could reduce the subsidiary’s contribution to our gross revenues.

WE ARE SUBJECT TO INFLUENCE FROM OUR EXECUTIVE OFFICERS AND DIRECTORS WHO MAY VOTE IN WAYS WITH WHICH YOU DISAGREE BECAUSE THEY HAVE INTERESTS BOTH AS MANAGERS AND STOCKHOLDERS.

Our officers and directors and their affiliates, in the aggregate, own beneficially approximately 30.5% of our outstanding shares of common stock. As a result, these stockholders, acting together, could be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and non government debt securities. The average duration of all of our investments as of September 30, 2001, was approximately one year. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and MorphoSys USA, Inc. are willfully infringing on patents under which we hold an exclusive license.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, UBS PaineWebber Incorporated, formerly known as PaineWebber Incorporated, and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000, and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates of ours other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $3.6 million of the net offering proceeds for a portion of the repurchase of 1.2 million shares of our stock for $14.4 million, $2.9 million for purchases of property and equipment and approximately $3.8 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities, and cash and cash equivalents.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K during the third quarter

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2001	By:	/s/ William D. Huse

William D. Huse, M.D., Ph.D., President and Chief Executive Officer

Date: November 6, 2001	By:	/s/ Lawrence E. Bloch

Lawrence E. Bloch, M.D., Chief Financial Officer, Vice President of Business Development and Secretary