Form 10-K
period 2001-12-31
APPLIED MOLECULAR EVOLUTION INC
filed 2002-03-05
CIK 1111312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31101

Applied Molecular Evolution, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	33-0374014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3520 Dunhill Street

San Diego, CA 92121
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code: (858) 597-4990

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $130,450,261 as of February 26, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 23,619,457 shares of the registrant’s Common Stock issued and outstanding as of February 26, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Stockholders to be held in 2002, is incorporated by reference in Part III, Items 10, 11, 12 and 13 on this Form 10-K.

PART I

      This Form 10-K contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results discussed in any such forward-looking statements. Factors that could cause or contribute to such differences include those discussed in “Risk Factors” as well as those discussed elsewhere in this Form 10-K. These forward-looking statements represent our judgment as of the date of the filing of this Form 10-K. We disclaim, however, any intent or obligation to update these forward-looking statements.

Item 1.     Business.

Overview

      Applied Molecular Evolution, Inc. (the “Company” or “AME”), a Delaware corporation, was incorporated on August 14, 1989. We are a leader in the application of directed molecular evolution to the optimization and development of biotherapeutics. Directed molecular evolution is a process for optimizing genes and proteins for specific commercial purposes. Our technology has been validated by, among other things, the ongoing clinical trials of VitaxinTM, an optimized version of the monoclonal antibody LM609, that AME licensed to MedImmune, Inc. (“MedImmune”) and our success in optimizing Synagis® for MedImmune. We use our proprietary AMEsystemTM technology to rapidly create improvements in proteins that would be too inefficient and expensive to achieve through conventional methods. Since our inception, our principal focus has been on applying our technology to human biotherapeutics, the largest and most profitable target market for directed molecular evolution. We plan to use our directed molecular evolution technology to develop improved versions of currently marketed, FDA-approved biopharmaceuticals as well as novel human biotherapeutics.

Background

DNA, Codons, Genes and Proteins

      The graphic above depicts a protein being produced from DNA as described in the text below.

      DNA is a molecule found in all living cells and is responsible for determining the inherited characteristics of all living organisms. The entire DNA content of an organism is called its genome. The human genome is organized into 46 chromosomes, and each chromosome contains a DNA molecule. Each DNA molecule consists of two complementary strands comprised of four different chemical bases called nucleotides, commonly referred to as A, C, G and T. Each set of three adjacent nucleotides (e.g., CAG or GAG) is referred to as a codon, and codons are organized into discrete units called genes. Genes direct the cell to make proteins, and the sequence of codons within a gene determines the protein that will be made by the cell.

      Scientific evidence amassed to date suggests that the human genome contains approximately 30,000 genes, with each gene consisting of anywhere from tens to millions of codons. Genes are critically involved in the regulation of almost all aspects of human biology and disease because they serve as the blueprints for the production of proteins that control virtually all of a cell’s normal biological functions. For an organism to be healthy, genes must produce specific proteins at the right time in the appropriate amounts in the correct cells, a process known as gene expression. When a gene is expressed, its DNA directs the production of a specific protein.

      Human proteins are composed of combinations of 20 different subunits called amino acids which are linked together like beads on a string. The specific sequence and types of amino acids in a protein determine the ultimate structure and function of the protein. Each codon in a gene specifies a corresponding amino acid in a protein. Therefore, the specific sequence of codons contained in the gene determines the amino acid composition and function of the protein. Any change in any of the three nucleotides in a codon could result in the incorporation of a different amino acid into the protein. This type of alteration may lead to the production of a protein with altered biological properties. Consequently, changes in nucleotides, e.g., if C is replaced by G within a codon, can have a significant functional impact on the inherited biological characteristics of an organism.

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

      The following critical limitations preclude natural evolution from efficiently developing proteins optimized for specific commercial purposes:

•	It is extremely slow, often requiring the passage of thousands to millions of years.

•	Natural evolution creates only a portion of the possible protein diversity because it introduces changes at the nucleotide level. Changes in individual nucleotides within a gene may or may not alter the amino acid sequence of the resulting protein. Therefore, a change that occurs at the nucleotide level may not alter the functional characteristics of the protein that is eventually produced. In contrast, by changing individual codons, it is possible to explore the full range of possible amino acid changes in a protein. Consequently, natural evolution is much less efficient at exploring the full range of protein diversity than a process which introduces change at the codon level.

•	Selection occurs at the level of the whole organism, therefore individual proteins are not necessarily optimized.

These limitations create an opportunity to improve natural proteins for commercial purposes.

Biotechnology and Its Current Limitations

      The biotechnology industry aims to discover genes from natural sources and subsequently develop proteins with important commercial applications from these genes.

      Genomics, as it relates to healthcare, is the study of all the genetic information of a species and its relationship to disease. Recent technological advances in molecular biology and in scientific instrumentation have greatly increased the ability of researchers to identify genes and subsequently determine their functions. These developments are ultimately expected to lead to the identification of all the genes in the human genome. To date, tens of thousands of genes have already been identified. In spite of these recent successes, genomics companies have been limited in their ability to develop commercially successful protein products. As described above, a major reason for this limitation is that naturally occurring genes produce proteins that have not been evolved for specific commercial purposes, and typically yield proteins that may be deficient with respect to characteristics including safety, efficacy, potency, convenience (e.g. serum half-life and route of administration), manufacturing cost and intellectual property.

      Traditionally, the biotechnology industry has attempted to modify genes for commercial purposes by employing two different strategies: random mutagenesis and rational design. Random mutagenesis involves inducing random mutations in genes in an effort to produce commercially viable proteins. Empirical evidence suggests that random mutagenesis offers a low probability of improving a protein and usually results in changes which are detrimental to the function of the protein. Rational design involves deliberately modifying a gene in an effort to change the structure of the resultant protein. This approach is predicated on the theory that analyzing the structure and shape of a protein will provide an understanding of its function. Consequently, once the structure of a protein is known, it may be possible to modify the underlying gene to improve the function of the protein. The major drawbacks to rational design are that it is expensive, time-consuming and, most significantly, imprecise. Moreover, rational design has rarely been successfully implemented in practice.

Directed Molecular Evolution and Limitations of Competing Approaches

      The goal of directed molecular evolution is to optimize proteins for specific commercial purposes. Protein optimization generally involves improving the functional characteristics of a particular protein by changing its amino acids. For example, a particular protein may have an initial amino acid sequence that makes it susceptible to degradation at temperatures approximating that of the human body. Consequently, its utility as a therapeutic agent would be severely limited. By using directed molecular evolution, the stability of this protein could be dramatically improved by introducing changes in the amino acid sequence of the protein, and then screening for those changes that allow the protein to survive at higher temperatures while retaining its other important characteristics. Because the sequence of amino acids in a protein determines the protein’s structure and function, and the sequence of amino acids is specified in genes, proteins can be modified by altering the genes that produce them.

      There are three fundamental steps in the process of directed molecular evolution. In the first step, a library, or collection, of genes is created by introducing changes in the initial gene that produces the protein of interest. Ideally, this library of genes should contain the optimal amount of genetic diversity. If the process introduces too much genetic diversity, the efficiency of directed molecular evolution may be significantly reduced because excessive change in the genes of interest is likely to destroy the function of most resulting proteins. Conversely, the creation of an insufficient amount of genetic diversity significantly reduces the probability of producing a functionally-improved protein. The second step involves expressing proteins from all the different genes that were produced in the first step to create a library of diverse proteins. The third step in the process entails screening, or evaluating, this library to identify those proteins with improvements in the desired characteristics. The process is then repeated until a sufficiently improved protein is identified.

      We believe that directed molecular evolution potentially offers several advantages over natural evolution and traditional biotechnology approaches to improve proteins. The entire process can be rapidly completed, efficiently and cost-effectively accomplishing in months what it takes traditional methods years to achieve. Because directed molecular evolution does not require any knowledge of the structure of the protein being optimized, it is much more rapid than conventional approaches such as rational design, which are based on time-consuming modeling techniques.

      Directed molecular evolution represents a significant step forward in the optimization of proteins. There are currently a number of different competing approaches for conducting directed molecular evolution, including gene shuffling. We believe that these competing approaches do not take full advantage of the potential of directed molecular evolution to optimize proteins, particularly biotherapeutics, our primary target market.

Gene Shuffling

      Gene shuffling involves cleaving a collection of genes into fragments and then recombining the fragments to create new gene variants. Gene shuffling does not control the extent or precise location of changes introduced into the gene of interest nor does it explore the full range of protein diversity. These shortcomings significantly limit the usefulness of this approach in developing improved proteins:

•	Completeness of Diversity: Gene shuffling lacks the ability to substitute each of the 20 human amino acids at a particular location in a protein. For example, if all the various genes in a gene family begin with the same codon ATG, they will all produce a protein that begins with the same amino acid. If this family of genes is then shuffled in an effort to create genetic diversity, all the gene variants that are produced will still begin with the same codon ATG. Therefore, in this particular situation, shuffling fails to introduce any of the other 19 possible human amino acids into the beginning of the protein. If modifying the first amino acid is critical to enhancing the protein’s function, gene shuffling will be unable to produce a functionally-improved protein.

•	Extent of Change: The very nature of gene shuffling requires the cleavage of a collection of genes in multiple locations. Consequently, the shuffling process cannot precisely control the number of changes introduced into the genes. The greater the number of changes, the more likely it is that harmful changes will be introduced. Furthermore, extensive change requires the screening of larger libraries, which is more time-consuming and expensive.

•	Location of Change: The gene shuffling approach lacks the ability to precisely control where changes are introduced into a gene. This limitation severely curtails the application of this technology to developing biotherapeutics because changing just a single amino acid at an inappropriate location can adversely impact the safety, efficacy, potency, convenience, manufacturing costs and intellectual property of a biotherapeutic.

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

Our AMEsystem Technology

      We use our proprietary AMEsystem technology to improve the function of a target protein in order to enhance its commercial potential. The components of our AMEsystem are precise and efficient methods for conducting the three fundamental steps of directed molecular evolution and address the limitations of alternative directed molecular evolution approaches. There are three components to our AMEsystem technology:

•	DirectAMETM: DirectAME is a gene synthesis process that enables the rapid production of a library of variant genes based on an initial gene.

•	ExpressAMETM: ExpressAME consists of gene expression systems that efficiently produce proteins from the genes generated using DirectAME.

•	SelectAMETM: SelectAME is a series of tests or screens which facilitate the selection and identification of proteins with the optimal, desired commercial properties from the protein libraries produced using ExpressAME.

Step One: DirectAME

      Our patented DirectAME technology addresses the limitations of competing directed molecular evolution approaches by rapidly and precisely generating the appropriate amount of genetic diversity, thereby significantly increasing the probability of creating and identifying functionally improved proteins. In contrast to alternative directed molecular evolution approaches, our DirectAME approach has the following strengths:

•	Completeness of Diversity: When optimizing the function of a protein by applying directed molecular evolution technology, it is critical that all 20 possible human amino acids be evaluated at each position of interest in the protein. By changing codons as opposed to single nucleotides, our patented DirectAME technology ensures that all 20 possible human amino acids are expressed at each position of interest within the protein. Competing approaches cannot achieve such complete diversity without producing enormous protein libraries that are not economically feasible to screen.

•	Extent of Change: The simultaneous introduction of a large number of amino acid changes in each protein in a library is undesirable because most amino acid changes are detrimental to the function of a protein. If multiple changes are made at once, the majority of the proteins produced will not possess the desired function, needlessly complicating the subsequent screening process. We can use our DirectAME technology to create a diverse library of proteins that differ from the initial target protein by a specific number of amino acids. In doing so, we significantly increase the probability of preserving the desired characteristics while keeping the number of proteins at a level that is efficient to express and screen. As we repeat the process, we introduce additional changes into the protein and only select those changes that combine to produce a protein with improved function.

•	Location of Change: Our DirectAME technology has the ability to change specific, carefully targeted areas of a gene and ultimately a protein. This ability to precisely alter a specific region of a target protein greatly facilitates the synthesis of more focused libraries, significantly increasing the likelihood of identifying improved proteins. The ability to change specific regions of a protein in a deliberate and precise manner while leaving all other regions unchanged has profound implications for the development of new biotherapeutics as well as for improving currently marketed, FDA-approved drugs.

Optimizing monoclonal antibodies demonstrates the importance of having the ability to change amino acids only at specific locations. While antibodies are relatively large proteins consisting of hundreds of amino acids, the crucial sites on an antibody that determine its affinity or ability to bind to a particular target, and ultimately its therapeutic effectiveness, constitute less than 5% of the overall protein. These sites consist of six different stretches of amino acids that are separated from one another. Therefore, antibody affinity optimization requires the ability to precisely confine amino acid changes to these six specific regions while leaving the remainder of the antibody unchanged.

Step Two: ExpressAME

      Our ExpressAME technology encompasses a number of proprietary gene expression systems that we use to produce protein libraries. A unique feature of our ExpressAME system is that it enables us to apply our directed molecular evolution technology to virtually any protein, including those that cannot be functionally expressed in bacteria. A significant shortcoming of competing technologies is that they rely primarily on bacterial expression systems. However, many currently marketed, FDA-approved biopharmaceuticals cannot be expressed in their functional, properly folded states by bacteria, and thus require expression in mammalian cells.

      ExpressAME has been developed specifically to address the technical challenges of conducting directed molecular evolution in both bacterial and mammalian cells. As a result, we can now rapidly optimize many biotherapeutics which were previously not amenable to directed molecular evolution.

Step Three: SelectAME

      Our SelectAME technology is a set of broadly applicable proprietary tests or screens that are highly sensitive and capable of characterizing thousands to millions of proteins simultaneously. In selecting a screen for use in the directed molecular evolution process, there is often a trade-off between the speed of throughput, the rate at which proteins can be screened, and the ability to predict the functional performance of the protein in the human body. We believe that using the most predictive screen available, regardless of its throughput, is essential for identifying the most improved proteins. By using our AMEsystem technology, we have the flexibility to create libraries of proteins which are appropriately matched to the throughput of the particular screen that is being used. If the most predictive screen that is available is low throughput, we can use DirectAME to create smaller, more focused libraries containing proteins that have each been changed at only one or two amino acid positions. Alternatively, when a high throughput and highly predictive screen is available, DirectAME can be used to generate larger protein libraries with multiple amino acid substitutions. In contrast, competing technologies that do not have the control and precision of DirectAME, and which therefore produce larger, less focused protein libraries, predominantly rely on high throughput screens, which are often less predictive.

Repeating the Process

      We repeat the process starting with one or more of the improved proteins produced by our AMEsystem to further improve the function of the target protein. We can also combine beneficial amino acid changes identified in the initial protein library as a second strategy to achieve the same objective.

Market Opportunities

      While virtually any product or process that utilizes or could utilize DNA or proteins might be improved though the application of our technology, we focus our efforts on the biotherapeutic market, the largest and most profitable target market for directed molecular evolution. We believe that the level of technological sophistication and precision required to improve currently marketed, FDA-approved biopharmaceuticals as well as to develop novel biotherapeutics is significantly greater than that required by other potential target markets for directed molecular evolution technologies. Since our inception, we have focused on developing and optimizing our AMEsystem technology to address the multibillion dollar market opportunities in human biotherapeutics.

Biotherapeutics

      Proteins are essential to all cellular processes and have tremendous commercial value, particularly in the pharmaceutical industry. The worldwide sales of therapeutic proteins are projected to approach $20.0 billion by 2004. The biotherapeutic market encompasses four major classes of compounds, each with tremendous potential to improve human health:

•	Antibodies: Antibodies currently represent the fastest growing biotherapeutic product category in dollar and percentage terms, due to the application of recently developed, novel approaches for generating, modifying and manufacturing antibodies. The FDA has approved twelve therapeutic antibodies, with total sales in 2000 of approximately $2.0 billion. The worldwide sales of antibody therapeutics are projected to exceed $20.0 billion by 2010. In 2001, worldwide sales for Synagis, a therapeutic antibody marketed by MedImmune, totaled more than $500.0 million. As demonstrated with our corporate collaborations and by our own internal development projects, our proprietary AMEsystem technology enables us to optimize antibodies with respect to safety, efficacy, potency, convenience, manufacturing cost and intellectual property. To date, we have optimized over 10 antibodies with commercial potential.

•	Cytokines: Cytokines are proteins secreted by cells that regulate the body’s immune system as well as its responses to inflammation. Cytokines have been implicated in a wide variety of diseases such as rheumatoid arthritis, sepsis and lupus that afflict millions of individuals. Perhaps the best-known and well-studied cytokine is granulocyte-colony-stimulating factor, commonly known as G-CSF, which acts on the bone marrow to increase its production of white blood cells.

•	Hormones: Hormones are proteins that are critical to the daily function and normal growth and development of the human body. Many of the most debilitating and chronic human diseases are due to hormone deficiencies. Human growth hormone, for example, is a naturally occurring human protein produced in the pituitary gland that regulates metabolism and is responsible for growth in children.

•	Enzymes: Enzymes constitute the majority of proteins in all cells. These proteins speed up cellular processes and are therefore critical to the normal function of cells. Enzymatic deficiencies are often fatal. Gaucher’s disease, for example, is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency in an important enzyme called glucocerebrosidase. Administration of the synthetic form of this enzyme, called Cerezyme, is currently the only treatment available to these patients. As demonstrated through our work on Butyrylcholinesterase (“BChE”) that is funded by the National Institutes of Health, (“NIH”), our proprietary AMEsystem technology, including the Mammalian Cell Expression System (“MCES”), enables us to optimize enzymes with respect to catalytic activity.

Commercial Problems Solved Using Our AMEsystem Technology

      By applying our proprietary AMEsystem technology, we have successfully addressed many significant challenges involved in the biopharmaceutical development process. We believe that our technology platform has been validated through its successful application to critical, time-sensitive projects for MedImmune, Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), Seattle Genetics, Inc. (“Seattle Genetics”) and CancerVax, Inc. (“CancerVax”).

Increased Potency

      The use of Synagis, MedImmune’s monoclonal antibody against Respiratory Syncytial Virus, is limited to the treatment of high-risk infants due to the drug’s high cost and requirement for intramuscular administration. By using our directed molecular evolution technology, we created several new drug candidates for MedImmune that have been demonstrated in disease models to be at least 10 times more potent than Synagis. MedImmune is expected to initiate clinical trials with one of these candidates, and if successful, market it as NumaxTM. If Numax’s significantly increased potency is confirmed in human clinical trials, MedImmune could develop Numax for new markets including the elderly, reduce production costs, and pursue various delivery forms to broaden the product’s use.

Decreased Manufacturing Costs

      A significant manufacturing problem was encountered during the development of VitaxinTM, a monoclonal antibody product candidate designed to treat diseases including cancer and arthritis by cutting off their blood supply, a process known as anti-angiogenesis. A particular structural feature in the first-generation antibody made it susceptible to significant degradation during the manufacturing process, resulting in a loss of over 70% of the product yield. By applying our AMEsystem technology to Vitaxin, we successfully created a second-generation version of the antibody that is significantly more stable than its predecessor. Our directed molecular evolution technology decreased manufacturing costs by improving the yield by more than 300% and also increased the affinity of the antibody for its target by 90-fold. Second-generation Vitaxin entered two Phase I clinical trials for cancer and one Phase I trial for rheumatoid arthritis with MedImmune during 2001.

Increased Safety

      Bristol-Myers Squibb’s anti-CD40 antibody is a mouse antibody, which, if administered to humans, would cause a significant immune reaction, rendering the antibody ineffective and potentially causing serious side effects in patients. Prior to collaborating with us, Bristol-Myers Squibb had attempted unsuccessfully to improve its anti-CD40 antibody by applying rational design techniques. Through the application of our AMEsystem technology, we optimized the antibody, yielding an antibody with a 500-fold increased affinity for its target and a significantly reduced risk for causing an immune reaction. Bristol-Myers Squibb is in preclinical development with anti-CD40.

Enhanced Convenience

      Seattle Genetics’ BR96 is an antibody for the potential treatment of solid tumors. The commercial potential of BR96 was limited by its recognition of only a narrow set of tumors. We optimized this antibody by increasing its affinity and broadening its ability to recognize tumors. Seattle Genetics is now in preclinical development with the improved version, hBR96.

Enabling the Commercialization of a Discovery Technology

      Subtractive immunization is a novel approach to discover antibodies that recognize unique therapeutic targets. However, this approach usually results in low-affinity antibodies that are unlikely to be commercially successful. By applying our AMEsystem technology to this problem, we can increase the affinity of antibodies produced by this process. For Cell-Matrix, Inc. (“Cell-Matrix”), we optimized HUI77 and HUIV26, anti-angiogenic mouse antibodies discovered using subtractive immunization, which could enable Cell-Matrix to pursue the commercialization of these antibodies. CancerVax acquired Cell-Matrix in January 2002 and is in preclinical development with these optimized antibodies.

Business Strategy

      We are a leader in applying directed molecular evolution to the optimization and development of human biotherapeutics. We have selected biotherapeutics as our primary target market because it is the largest and highest margin market for directed molecular evolution. Our business strategy includes five basic elements:

•	Optimize Currently Marketed Biopharmaceuticals. We are seeking to optimize FDA-approved biopharmaceuticals to create improved versions of these drugs with broader patent protection. We are already using our proprietary AMEsystem technology to significantly improve important characteristics of established biopharmaceuticals, acting independently or in collaboration with the initial developers. We believe that focusing on approved products with known therapeutic profiles and proven markets represent an attractive, lower risk development strategy.

•	Develop Novel Biotherapeutics. We plan to access and develop novel human biotherapeutics from a wide variety of sources including leading academic institutions and corporate collaborations. We also expect genomics and the sequencing of the human genome to yield an expanding number of novel proteins to optimize and commercially develop.

•	Leverage Corporate Collaborations. We plan to continue to expand the number of our corporate collaborations with leading pharmaceutical and biotechnology companies that are facing technical challenges to the development and commercialization of their therapeutic proteins and to leverage these corporate collaborations to expand our pipeline of product candidates. Our goal is to combine our expertise with that of our collaborators. We believe that we can add the greatest value to a project by applying our AMEsystem technology early on in the development process while relying on our collaborators to further develop and commercialize the improved product candidates. Corporate collaborators provide financial support for research and development, potential milestone payments and royalties on the sale of any products resulting from the collaboration.

•	Invest in Selected Internal Development Projects. We plan to select a limited number of promising candidates for internal development projects. We plan to focus on projects that we believe have lower development risks and target large, highly profitable markets including oncology, infectious diseases and autoimmune diseases.

•	Enhance Our AMEsystem Technology. We plan to continue to develop our AMEsystem technology by investing significantly in research and development while simultaneously protecting and expanding our leading intellectual property position in directed molecular evolution. We plan to license and acquire from others technologies that complement and expand our core capabilities.

Development Programs

      Since inception, we have entered into numerous corporate collaborations and have pursued our own internal development projects. We expect that corporate collaborations will continue to be an important element of our business strategy. Unless specifically mentioned, we do not have commercialization rights to the intellectual property of products developed from our collaborations. The following is a summary of our development programs and related corporate collaborations:

MedImmune

      In February 1999, we entered into a four-antibody corporate collaboration with MedImmune. The agreement covers the licensing of Vitaxin to MedImmune as well as the optimization of three additional antibodies, including Synagis and an antibody against IL-9. Licenses granted under this agreement are exclusive and worldwide covering the right to research, develop, sell and sublicense. The business terms of the agreement includes research and development support, potential milestone payments, royalties on the sales of products resulting from the collaboration and an equity investment. The duration of the research and development aspect of this agreement has been extended through February 2003.

      Synagis, MedImmune’s flagship product, is currently the only FDA-approved monoclonal antibody for the prevention of Respiratory Syncytial Virus infection. By applying our AMEsystem technology, we created several new drug candidates for treating this serious lung infection that have been demonstrated in disease models to be at least 10 times more potent than Synagis. MedImmune is expected to initiate clinical trials with one of these candidates, and if successful, market it as Numax. This more potent version of Synagis could enable MedImmune to address new markets including the elderly, reduce production costs and pursue additional methods for administering the drug in order to broaden the product’s use.

      Vitaxin is an anti-angiogenic antibody with potential applications in cancer and arthritis. We licensed LM609, the mouse antibody from which Vitaxin was derived, from The Scripps Research Institute. We then improved Vitaxin to overcome a potential immune reaction in humans and licensed it to MedImmune. MedImmune is now in clinical development with a second-generation version of Vitaxin that we developed using our AMEsystem technology. This version of the antibody has significantly improved affinity as well as decreased manufacturing costs. During 2001, MedImmune initiated two Phase I clinical trials for cancer and one Phase I trial for rheumatoid arthritis with this antibody.

      Anti-IL-9 is an antibody with potential applications in respiratory disease including asthma.

Eli Lilly and Company

      In December 2001, we entered into a corporate collaboration covering the optimization of an antibody and a non-antibody protein therapeutic with Eli Lilly and Company (“Lilly”). Under the terms of the agreement, AME received an upfront signing fee and may receive milestone payments and royalties on the sales of products resulting from the collaboration. In February 2002, an additional agreement was entered into by AME and Lilly to include the optimization of an additional antibody therapeutic.

Chiron

      In December 2001, we entered in to a corporate collaboration covering the optimization of a non-antibody protein therapeutic with Chiron Corporation. Under the terms of the agreement, AME received an upfront signing fee and may receive milestone payments and royalties on the sales of products resulting from the collaboration.

CancerVax

      In November 1999, we entered into a corporate collaboration covering up to four novel antibody therapeutics with Cell-Matrix. During 2000, we completed the optimization of the first two compounds, and the agreement was not extended to include the remaining two potential compounds. Under the terms of the agreement, we may receive milestone payments and royalties relating to the two optimized compounds. CancerVax acquired Cell-Matrix in January 2002.

Biosynexus

      In December 2000, we entered into a corporate collaboration covering the optimization of an antibody therapeutic, HU96-110, with Biosynexus. During 2001 we completed the optimization of HU96-110, which is being developed for the treatment of staphylococcal bacterial infections. The business terms of the agreement include research and development support, potential milestone payments and royalties on the sale of products resulting from the collaboration.

Bristol-Myers Squibb

      We have entered into two separate agreements with Bristol-Myers Squibb. We have completed our optimization work under these agreements and may receive milestone payments and royalties on the sale of products resulting from the collaboration. Under the terms of the agreement, portions of the milestone payments may be creditable against royalties.

      In June 1993, we entered into our initial corporate collaboration with Bristol-Myers Squibb to optimize their BR96 anti-solid tumor antibody and to develop a discovery technology program to treat tumors. Bristol-Myers Squibb renewed this collaboration in 1995. As discussed below, hBR96, our improved version of BR96, is currently in preclinical development with Seattle Genetics, a biotechnology company founded by former Bristol-Myers Squibb scientists. Based on the success of our initial collaborations, Bristol-Myers Squibb amended our agreement in 1998 to include the optimization of its anti-CD40 antibody for treating inflammatory disease, which has now been completed. Bristol-Myers Squibb is in preclinical development with the optimized anti-CD40 antibody.

Seattle Genetics

      Seattle Genetics is in preclinical development with hBR96 for the potential treatment of cancers. After we optimized BR96 for Bristol-Myers Squibb, Seattle Genetics licensed this product candidate from Bristol-Myers Squibb. Under our original agreement with Bristol-Myers Squibb and an agreement among Bristol-

Myers Squibb, Seattle Genetics and AME, we may receive milestone payments and royalties on the sale of products resulting from the collaboration.

Internal Development Programs

      We are using our AMEsystem technology to develop both improved versions of currently marketed biopharmaceuticals and novel human protein therapeutics. We are working on improving multiple FDA-approved drugs that are already marketed by third parties and in their present, unimproved forms are expected to each have sales in excess of $100.0 million in 2002.

BChE

      In September 2001, we announced the award of a $1.0 million grant from the NIH to support the development of BChE, a therapeutic enzyme we licensed from the University of Nebraska Medical Center in March 2000 and the Mayo Clinic in January 2001, for the potential treatment of acute cocaine toxicity and chronic cocaine addiction. BChE is a naturally occurring human serum enzyme that breaks down cocaine to inactive byproducts before it can exert its psychopharmacologic effects. AME has developed BChE variants using the AMEsystem demonstrating over 100-fold increased activity compared with naturally occurring BChE and have taken the resulting candidate molecules into preclinical development.

      We have full commercialization rights to these internal development projects.

Intellectual Property

      We hold patents and rights to patents within the field of directed molecular evolution with an extensive portfolio that includes 20 issued U.S. patents related to our proprietary directed molecular evolution technology. Forty counterpart patents to these U.S. patents are issued in other major industrialized countries. We have an additional 29 pending U.S. patent applications and 54 pending foreign and international counterpart applications relating to our AMEsystem technology and the application of this technology to diverse industries including protein pharmaceuticals and industrial enzymes.

      Our intellectual property portfolio includes trade secrets, know-how, trademarks, patents and patent applications related to DirectAME gene synthesis, ExpressAME protein expression and SelectAME protein screening as well as the exclusive license to the Kauffman patents.

•	DirectAME: The DirectAME gene synthesis patents are directed to methods for generating genetic diversity which can be used for conducting directed molecular evolution. They claim methods for introducing changes at the codon level to generate genetic diversity.

•	ExpressAME: ExpressAME is a system used for conducting directed molecular evolution in both bacterial and mammalian cells. This system enables the expression of many therapeutic proteins in their functional, properly folded states, a feature that cannot always be achieved by relying exclusively on bacterial expression systems.

•	SelectAME: We have a number of issued patents and pending patent applications relating to our SelectAME technologies for screening protein libraries. The patents and patent applications describe methods for evaluating protein function.

•	Kauffman Patents: The Kauffman patent family comprises six issued U.S. patents with claims covering methods of randomly generating proteins, which we believe is required by many directed molecular evolution technologies. We were granted an exclusive license to the Kauffman patent family in 1994. The first Kauffman patent application was filed in 1985, and the first U.S. Kauffman patent issued in 1998 with a term extending into 2015. Their patent prosecution history includes a successful defense to an opponent’s challenge in Japan as well as being issued in Europe with no challenge.

      We are fully committed to investing in the further development, expansion and enforcement of our leading intellectual property position in directed molecular evolution.

      On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and MorphoSys USA, Inc. are willfully infringing the Kauffman patent family under which we hold an exclusive license.

Competition

      We are a leader in the application of directed molecular evolution to the optimization and development of biotherapeutics. We are aware that companies such as Maxygen, Inc., Diversa Corporation, Genencor International, Inc., and Enchira Biotechnology Corporation rely on alternative methods such as gene shuffling and extremophile isolation for obtaining or generating genetic diversity. Some or all of these companies will compete against us to develop novel human biotherapeutic products and to improve currently marketed, FDA-approved drugs. Academic institutions such as the California Institute of Technology and the University of Washington are also working in this field. In the future, we expect the field to become highly competitive and that companies and academic and research institutions will seek to develop technologies that could be competitive with our AMEsystem technology. Any products that we may develop through our AMEsystem technology will compete in highly competitive markets, especially our improved versions of currently marketed, FDA-approved biopharmaceuticals.

      Many of our potential competitors have substantially greater financial, technical and personnel resources than we do, and we cannot be certain that they will not succeed in developing technologies and products that would render our technology and products or those of our collaborators obsolete or noncompetitive. In addition, many of those competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend, in part, on:

•	our ability to demonstrate the applicability of our technology to optimizing a broad range of proteins

•	the cost-effectiveness of our optimization approach

•	our ability to develop products that reach the market first

•	our ability to develop products that are technologically superior to other products in the market

•	our ability to obtain and enforce patents covering our technology

Government Regulation

      Our collaborators are in early stages of the FDA regulatory process for drug candidates we have optimized.

      One of the product candidates with respect to which we have a collaboration is currently in human clinical trials. MedImmune commenced three Phase I human clinical trials with second-generation Vitaxin in 2001.

      Our corporate collaborators control all aspects of the clinical testing of product candidates we optimized for them. We do not have any internal development product candidates in clinical development.

      Any product candidates that we, or our collaborators, develop will require regulatory clearances prior to clinical trials and additional regulatory clearances prior to commercialization. Drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, and biological products, in addition to being subject to provisions of that Act, are regulated under the Public Health Service Act. Both statutes and related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices.

      FDA approval is required prior to marketing a pharmaceutical product in the United States. To obtain this approval the FDA requires clinical trials to demonstrate the safety, efficacy and potency of the product candidates. Clinical trials are the means by which experimental drugs or treatments are tested in humans. New therapies typically advance from laboratory, research, animal, preclinical, testing and finally through several phases of clinical, human testing. Upon successful completion of clinical trials, approval to market the therapy for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

      Clinical trials are normally done in three phases. In Phase I, trials are conducted with a small number of patients or healthy volunteers to determine the safety profile, the pattern of drug distribution and metabolism and early evidence of effectiveness. In Phase II, trials are conducted with a larger group of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase III, large scale, multicenter, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety, efficacy and potency required by the FDA and other regulatory authorities. For life-threatening diseases, initial human testing generally is done in patients rather than healthy volunteers. These studies may provide results traditionally obtained in Phase II trials and are referred to as “Phase I/ II” trials.

      Obtaining FDA approval is a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, preclinical studies must be conducted in the laboratory and in animal model systems to gain preliminary information on an agent’s efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an application for an Investigational New Drug, or IND, which the FDA must review and allow before human clinical trials can commence. The IND includes a detailed description of the clinical investigations.

      A company must sponsor and file an IND for each proposed product and must conduct clinical studies to demonstrate the safety, efficacy and potency that are necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing, and it may require the modification, suspension or termination of clinical trials if an unwarranted risk is presented to patients.

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

      Applications submitted to the FDA are subject to an unpredictable and potentially prolonged approval process. The FDA may require additional preclinical or clinical studies or ultimately decide that the application does not satisfy its criteria for approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Before marketing clearance is secured, the manufacturing facility will be inspected for current Good Manufacturing Practices, or GMP, compliance by FDA inspectors. The manufacturing facility must satisfy current GMP requirements prior to marketing clearance. In addition, after marketing clearance is secured, the manufacturing facility will be inspected periodically for GMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

      In both domestic and foreign markets, sales of any approved products will depend on reimbursement from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more product candidates to market, these products may not be considered cost-effective, reimbursement may not be available, or reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

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

Employees

      As of December 31, 2001, we had 83 full-time employees, 37 of whom hold advanced degrees. Sixty-four of our full-time employees were engaged in research and development and 19 were engaged in business development, finance and general administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

RISK FACTORS

We have not achieved profitability and may never become profitable.

      We are at an early stage of development. We incurred a net loss of $13.2 million for the year ended December 31, 2001, and our revenue for 2001 was $3.6 million. Additionally, we have had net losses each year since inception and as of December 31, 2001, had an accumulated deficit of $54.1 million. We expect to report a net loss for fiscal year 2002, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from corporate collaborations and expect to continue to do so for the foreseeable future. Revenue from corporate collaborations is uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our core technology. We expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

      We may need to raise more money to continue our operations. We may seek additional funds from public and private stock offerings, corporate collaborations, borrowings under lease lines of credit or other sources. If we cannot raise more money, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others product candidates or products that we otherwise would seek to commercialize ourselves. We expect that our current resources, together with future operating revenues, will be sufficient to fund operations for at least the next two years. The amount of money we will need will depend on many factors, including:

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

      While we have met with initial success in applying our AMEsystem technology, to prove the commercial value of our technology, we or our collaborators will need to commercialize biotherapeutics that we have optimized. Successful commercialization of biotherapeutics requires: preclinical testing, clinical trials, regulatory approval and commercial manufacturing. It will take us or our collaborators many years to complete these steps for any biotherapeutic. If we or our collaborators do not undertake and successfully complete these activities, then our AMEsystem technology will be of little commercial value, and our ability to generate revenue will be limited. Currently, there is one product candidate, Vitaxin, in clinical trials that has been developed using our technology.

We have announced the optimization of only two types of proteins and may not be able to optimize others, thereby limiting our market potential.

      To date we have announced the optimization of only proteins from the classes of antibodies and enzymes for corporate collaborators and internal development projects. If we are unable to apply our AMEsystem technology to other types of proteins, the scope of our potential business will be significantly limited.

If our collaborators are not successful or if we are unable to find collaborators in the future, we may not be able to commercialize product candidates.

      Our strategy for developing and commercializing product candidates calls for us to enter into contractual arrangements with collaborators. We may be unsuccessful in attracting collaborators to develop and commercialize our product candidates. Some collaborators may not perform their obligations as we expect, or we may not derive any revenue from these arrangements. We do not know whether these collaborators will successfully develop and market any product candidates under their respective agreements. Moreover, some of our collaborators are also researching competing technologies and product candidates targeted by our collaborative programs. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any collaborator may devote to the development and commercialization of product candidates under these collaborations. Our collaborators may terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Our collaborators may elect not to develop product candidates arising out of our collaborative arrangements or not to devote sufficient resources to develop, manufacture, market or sell these product candidates.

If product candidates we optimize do not receive regulatory approval, neither we nor our collaborators will be able to commercialize these product candidates.

      The FDA must approve any therapeutic product candidate before it can be marketed in the United States. The regulatory process is expensive and time-consuming. Before we or a collaborator can file a new drug application with the FDA, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and may require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Changes in regulatory policy for product approval may cause delays or rejections. Because our product candidates will be developed in a novel way, government regulatory authorities may subject these product candidates to greater scrutiny than those developed using more conventional methods. Our collaborators are in early stages of the FDA regulatory process for product candidates we have optimized.

If we are unable to adequately protect our proprietary technology, our competitive position could be hurt.

      The patent positions of pharmaceutical and biotechnology companies, including our patent position, are generally uncertain and involve complex legal and factual questions. We may be able to protect our proprietary rights from infringement by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. Furthermore, others may independently develop similar or alternative technologies or design around our patented technologies. Litigation or other proceedings to defend or enforce our intellectual property rights could require us to spend significant time and money and could disrupt and harm our business.

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

      Our commercial success also depends in part on neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technology and product candidates. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. Any legal action taken against us or our collaborative partners claiming damages and seeking to enjoin commercial activities relating to our product candidates and processes affected by third-party rights may require us or our collaborators to obtain licenses in order to continue to manufacture or market the affected product candidates and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborators may not prevail in an action, and any license required under a patent may not be made available on commercially acceptable terms, or at all. Litigation could result in substantial costs and the diversion of management’s efforts, regardless of the result of the litigation.

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

      Our success will depend upon our ability to develop product candidates through the application of our directed molecular evolution technology. Governmental authorities could, for social or other purposes, limit the use of genetic modification or prohibit the practice of our technology. Ethical and other concerns about the use of products derived from modified genes could adversely affect their market acceptance. If our technology or the product candidates we develop cannot be marketed as a result, we would lose our core business.

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time-consuming and costly.

      We use hazardous materials, including chemicals, and radioactive and biological materials. These materials include o-phenylenediamine dihydrochloride, ethidium bromide and acrylamide. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from the use of these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development or production efforts.

If people are harmed by drugs developed using our AMEsystem technology, we may be sued for product liability.

      We may be sued for product liability and other claims if our technology or products developed from our technology are alleged to have caused harm. We may not be able to avoid significant liability exposure. We maintain product liability insurance, but we may not have sufficient coverage. If we are sued for any injury caused by our product candidates and found liable, our financial condition, reputation and ability to find collaborators may be harmed.

Substantial sales of our common stock by our existing stockholders could cause our stock price to fall.

      Future sales of common stock by our stockholders under Rule 144 of the Securities Act of 1933 (“the Securities Act”), or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Shares of our common stock are eligible for sale in the public market in reliance on Rule 144(k) or Rule 701 under the Securities Act, without any volume restrictions. Additionally, we registered a total of 5,950,000 shares of common stock reserved for issuance under our stock plans. Some of our existing stockholders have rights to require us to register their shares for future sale.

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

      Our officers and directors and their affiliates, in the aggregate, own beneficially approximately 30% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

MANAGEMENT

Executive Officers

      Our executive officers and key employees, and their ages and positions as of March 5, 2002, are:

Name	Age	Position

William D. Huse, M.D., Ph.D.	47	Chief Executive Officer, President and Director
Lawrence E. Bloch, M.D., J.D.	36	Chief Financial Officer and Secretary
Jeffry D. Watkins, Ph.D.	40	Chief Scientific Officer
James B. Breitmeyer, M.D., Ph.D.	48	Chief Medical Officer
Keith S. Manchester, M.D.	33	Vice President of Business Development

      William D. Huse, M.D., Ph.D., founded our company in 1989 and has been our Chief Executive Officer since January 1999. Dr. Huse was affiliated with The Scripps Research Institute from 1989 to 1990. Prior to joining Scripps, Dr. Huse was Vice President, Research and Development at Stratagene, Inc., a private biotechnology company, from 1986 to 1989. Dr. Huse was an Assistant Professor at Yale University School of Medicine, Section of Molecular Neurobiology, from 1984 to 1986. Dr. Huse received his M.D. and Ph.D. in Neurosciences from the Albert Einstein School of Medicine. Dr. Huse completed his postdoctoral work at Cold Spring Harbor Laboratory.

      Lawrence E. Bloch, M.D., J.D., has been our Chief Financial Officer since March 2000 and our Secretary since April 2000. From 1999 to 2002, he held the position of Vice President of Business Development in our Company. From 1998 to 1999, he served as a consultant to several private biotechnology companies, including our Company and U.S. Genomics, Inc. In 1995, Dr. Bloch co-founded CareCom, Inc., a developer of patient-

oriented bioinformatics applications, and served as its President from 1995 to 1999. Dr. Bloch received a J.D. from Harvard Law School, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School. Dr. Bloch is also a member of the Board of Directors of our subsidiary, Novasite Pharmaceuticals, Inc.

      Jeffry D. Watkins, Ph.D., has been our Chief Scientific Officer since January 2002. From 1998 to 2002, he served as our Vice President of Research. From 1994 to 1998, Dr. Watkins held a variety of research positions in our Company. From 1993 to 1994, he was a research scientist at Hybritech, Inc., a public biotechnology company focused on diagnostics. Dr. Watkins received a Ph.D. in Biochemistry from Purdue University. He completed his postdoctoral research at The Scripps Research Institute and at Purdue University. He is also the recipient of a National Institutes of Health Postdoctoral Fellowship. Dr. Watkins has authored multiple scientific peer-reviewed articles, is named inventor on numerous directed molecular evolution patents and has been the principal investigator on multiple federal grants.

      James B. Breitmeyer, M.D., Ph.D., has been our Chief Medical Officer since December 2001. From 2000 to 2001, Dr. Breitmeyer was President and CEO of the Harvard Clinical Research Institute. From 1991 to 2000, Dr. Breitmeyer held a variety of positions at Serono Laboratories, Inc., including Chief Medical Officer and Senior Vice President of Research and Development. Prior to Serono, Dr. Breitmeyer served as a consultant to Immunogen, Inc., and held clinical and teaching positions at the Dana Farber Cancer Institute and Harvard Medical School. Dr. Breitmeyer received his M.D. and Ph.D. from Washington University School of Medicine and is board certified in Internal Medicine and Oncology.

      Keith S. Manchester, M.D., has been our Vice President of Business Development since January 2002. From 2000 to 2002 he held the position of Director of Business Development in our Company. From 1999 to 2000, Dr. Manchester was an associate at Vestar Capital Partners, a private equity firm specializing in management buyouts. From 1997 to 1999, Dr. Manchester was an investment banker in the healthcare group at Goldman, Sachs & Co. He completed his surgical internship at Parkland Medical Hospital in Dallas, Texas. Dr. Manchester received an A.B. from Harvard College and an M.D. from Harvard Medical School.

Item 2.     Properties.

      Our executive office and research facilities are located in San Diego, California, and comprise approximately 40,000 square feet of space. The leases on these facilities expire in December 2003. We believe that our existing facilities and equipment are well maintained and in good working condition and that our current facilities will provide adequate capacity through the term of the leases.

      On March 4, 2002, AME Torrey View, LLC (“Torrey View”), a 99% owned subsidiary of the Company, which is consolidated in our financial statements, purchased a 10.73 acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company intends to develop this property over the next few years as its corporate headquarters.

      In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million collateralized credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs. The Company expects to borrow the remaining $5.0 million under the credit facility during 2002. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who will assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004.

Item 3.     Legal Proceedings.

      On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc., in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and

MorphoSys USA, Inc., are willfully infringing the Kauffman patent family under which we hold an exclusive license.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

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

Year Ended December 31, 2000	High	Low

Third Quarter (from July 27, 2000)	$40.25	$24.19
Fourth Quarter	$39.88	$11.75

Year Ended December 31, 2001	High	Low

First Quarter	$18.23	$5.75
Second Quarter	$14.06	$6.18
Third Quarter	$13.80	$7.00
Fourth Quarter	$12.80	$7.00

      On February 26, 2002, the last reported sale price of our common stock on the Nasdaq National Market was $7.89 per share. On February 26, 2002, there were approximately 161 holders of record of our common stock.

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

Item 6.     Selected Financial Data.

      The following table presents our selected historical financial data. The selected data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements included elsewhere in this Form 10-K, including the notes to the consolidated financial statements. The selected data in this section is not intended to replace the consolidated financial statements.

	Years Ended December 31,

	2001(1)(2)	2000(1)	1999(1)	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$3,613	$2,693	$2,592	$2,590	$3,329
Operating expenses:
Research and development	10,933	4,462	4,408	2,583	2,992
General and administrative	4,361	2,834	1,363	1,975	2,637
Stock-based compensation ($2,120, $3,882 and $78 related to research and development and $4,687, $8,343 and $377 related to general and administrative for 2001, 2000 and 1999, respectively)	6,807	12,225	455	—	—

Total operating expenses	22,101	19,521	6,226	4,558	5,629

Loss from operations	(18,488)	(16,828)	(3,634)	(1,968)	(2,300)
Minority interest	372	127	45	—	—
Interest income, net	4,886	3,142	213	101	79

Net loss	(13,230)	(13,559)	(3,376)	(1,867)	(2,221)
Deemed dividend on Series F preferred stock	—	(10,100)	—	—	—

Net loss applicable to common stockholders	$(13,230)	$(23,659)	$(3,376)	$(1,867)	$(2,221)

Basic and diluted net loss per common share	$(0.62)	$(2.17)	$(1.39)	$(1.13)	$(1.43)

Weighted average shares outstanding	21,394	10,910	2,429	1,659	1,551
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$80,196	$89,550	$3,498	$824	$3,920
Working capital	79,742	90,565	3,225	313	1,052
Total assets	90,682	94,874	5,938	2,752	5,717
Long-term obligations	—	—	17	—	17
Minority interest	—	372	225	—	—
Stockholders’ equity	85,936	91,917	3,830	725	2,592

(1)	Amounts include the results of Novasite Pharmaceuticals, Inc. (“Novasite”), our majority-owned subsidiary, from July 13, 1999, its date of incorporation (see Note 1 of Notes to Consolidated Financial Statements).
(2)	Amounts include the results of AME Torrey View, LLC (“Torrey View”), our majority-owned subsidiary, from August 17, 2001, its date of incorporation (see Note 1 of Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in our Annual Report on Form 10-K. This discussion contains forward-looking statements concerning the Company’s operating results and timing of anticipated expenditures. Such statements involve risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences are described in the “Risk Factors” and elsewhere in the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

      We are a leader in the application of directed molecular evolution to the optimization and development of biotherapeutics. Directed molecular evolution is a process by which genes and proteins are optimized for specific commercial purposes. We focus principally on applying our technology to human biotherapeutics, the largest and most profitable target market for directed molecular evolution.

      Since our formation, we have expended considerable resources on the development of our AMEsystem technology and the development of Vitaxin, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995 to 1999 was allocated to preclinical development and initial clinical trials for Vitaxin. In 1999, we licensed Vitaxin to MedImmune, which is responsible for future clinical development expenses and commercialization. In 2001, MedImmune initiated Phase I clinical trials with an improved, second-generation version of Vitaxin that we enhanced using our AMEsystem technology.

      To date we have generated revenue from corporate collaborations, product and technology licenses, prepaid royalties and government grants. We have corporate collaborations with MedImmune, Eli Lilly, Chiron, CancerVax, Biosynexus, Bristol-Myers Squibb, Seattle Genetics and Aventis Pharmaceuticals, Inc., the final one through our majority owned subsidiary, Novasite. We have licensed intellectual property to Biosite Incorporated, formerly Biosite Diagnostics, Inc., in exchange for a nonrefundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health. Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

      We have incurred losses since our inception. As of December 31, 2001, we had an accumulated deficit of $54.1 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the preclinical and clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

      On August 17, 2001, we entered into an Operating Agreement with Torrey View Phase II, L.P., to establish AME Torrey View, LLC (“Torrey View”). Torrey View is a 99% owned subsidiary and is consolidated in the Company’s financial statements. On March 4, 2002, Torrey View purchased a 10.73 acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company intends to develop this property over the next few years as its corporate headquarters.

      In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million collateralized credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs. The Company expects to borrow the remaining $5.0 million under the credit facility during 2002. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who will assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements (see note 1 to our financial statements on page F-7).

Revenue recognition

      We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB101”), Revenue Recognition, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require on-going services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Patent costs

      We capitalize the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At December 31, 2001, capitalized costs related to issued patents total approximately $527,000 (net of accumulated amortization) and approximately $1,338,000 related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

Income taxes

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

      Revenue. Revenue was $3.6 million for the year ended December 31, 2001, compared to $2.7 million for the year ended December 31, 2000, an increase of $900,000. Revenues from collaborators were $1.5 million for each of the years ended December 31, 2001 and 2000. Other revenue increased to $2.1 million for the year ended December 31, 2001, from $1.2 million for the year ended December 31, 2000, an increase of approximately $900,000. This increase was primarily due to additional grant revenue from the NIH earned in 2001.

      Research and development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical development of our product candidates, and facilities expenses. We generally do not track our historical research and development costs by projects, therefore we cannot accurately estimate with any degree of certainty what our historical costs have been for any particular research and development project. Research and development expenses were $10.9 million for the year ended December 31, 2001, compared to $4.5 million for the year ended December 31, 2000, an increase of $6.4 million. This increase was primarily attributable to salaries and other personnel related expenses, expansion of facilities and additional supplies and equipment, due to an increase in scientific staffing to support our internal development projects, collaborations and grants.

      General and administrative. General and administrative expenses increased to $4.4 million for the year ended December 31, 2001, from $2.8 million for the year ended December 31, 2000, an increase of $1.6 million. The increase was due primarily to the expansion of our administrative infrastructure, including increases in salaries and other personnel related expenses, expansion of facilities and travel and professional fees, to support our growth and increased business development efforts.

      Stock-based compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the estimated fair value of our common stock on the date options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting periods of the related options, which is generally four years. Amortization of deferred compensation, which is reported as stock-based compensation in the statement of operations, was approximately $6.8 million for the year ended December 31, 2001 ($2.1 million related to research and development and $4.7 million related to general and administrative), and $12.2 million for the year ended December 31, 2000 ($3.9 million related to research and development and $8.3 million related to general and administrative).

      Interest income, net. Net interest income increased to $4.9 million for the year ended December 31, 2001, from $3.1 million for the year ended December 31, 2000, an increase of $1.8 million. The increase was due primarily to our higher average cash and investment balances during 2001 as a result of the cash proceeds from the initial public offering, which closed in the third quarter of 2000.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

      Revenue. Revenue was $2.7 million for the year ended December 31, 2000, compared to $2.6 million for the year ended December 31, 1999, an increase of $100,000. Revenues from collaborators decreased to $1.5 million for the year ended December 31, 2000, from $2.0 million for the year ended December 31, 1999, a decrease of approximately $500,000. This decrease was primarily due to the onetime Vitaxin licensing revenue of $1.2 million received from MedImmune in 1999, offset by an increase in research collaboration revenue of approximately $700,000 in 2000. Other revenue increased to $1.2 million for the year ended December 31, 2000, from $584,000 for the year ended December 31, 1999, an increase of approximately $616,000. This increase was primarily due to additional grant revenue earned in 2000.

      Research and development. Research and development expenses were $4.5 million for the year ended December 31, 2000, compared to $4.4 million for the year ended December 31, 1999, an increase of $100,000. Research and development expenses attributable to salaries and other personnel related expenses, and supplies and equipment, increased approximately $1.8 million in 2000 due to an increase in scientific staffing to support our internal development projects, collaborations and grants. This increase was offset by a reduction in research and development expenses of approximately $1.7 million incurred for clinical costs related to Vitaxin. These clinical costs were incurred in 1999, and were not incurred in 2000, as Vitaxin was licensed to MedImmune in 1999.

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

      Stock-based compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the estimated fair value of our common stock on the date options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally three or four years.

      Deferred compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with the Emerging Issues Task Force’s (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

      In connection with our granting stock options to employees and consultants, we recorded aggregate deferred stock compensation of $21.2 million for the year ended December 31, 2000, compared to $1.1 million for the year ended December 31, 1999. Amortization of deferred compensation was approximately $12.2 million for the year ended December 31, 2000 ($3.9 million related to research and development and $8.3 million related to general and administrative), and $455,000 for the year ended December 31, 1999 ($78,000 related to research and development and $377,000 related to general and administrative).

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

Liquidity and Capital Resources

      In July 2000, we sold approximately 5.3 million shares of common stock in an initial public offering, resulting in net proceeds to the Company of approximately $92.9 million. Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.6 million. In addition, we had generated $18.0 million of cash from research collaborations through December 31, 2001.

      In December 2000, we repurchased 1.2 million shares of our common stock at a cost to us of $14.4 million.

      As of December 31, 2001, we had approximately $80.2 million in cash, cash equivalents and short-term investments, compared to $89.6 million of cash, cash equivalents and short-term investments as of December 31, 2000.

      For the year ended December 31, 2001, we used cash of approximately $6.6 million in operating activities primarily to fund our net losses of $13.2 million, offset by non-cash charges for stock-based compensation totaling $6.5 million. We used approximately $2.9 million of cash for operations in 2000 and $3.2 million in 1999.

      For the year ended December 31, 2001, we used cash of approximately $4.4 million in investing activities compared to the use of cash of approximately $51.8 million for the year ended December 31, 2000. For the year ended December 31, 1999, we used cash of approximately $1.9 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, and capital expenditures for property and equipment. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

      For the year ended December 31, 2001, we generated approximately $71,000 of cash from financing activities. For the year ended December 31, 2000, we generated $89.5 million of cash from financing activities, primarily from the net proceeds of approximately $92.9 million from the initial public offering, $10.0 million of net proceeds from the sale of Series F preferred stock, and $583,000 from the private placement of equity securities in Novasite, offset by the repurchase of 1.2 million shares of our common stock for $14.4 million. In 1999, we generated $6.3 million of cash from financing activities, primarily from the net proceeds of sales of common stock, including $1.2 million from the private placement of equity securities of Novasite.

      We expect our cash requirements to increase significantly in 2002 as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and plan for our future facility needs. These facility needs include property purchased by Torrey View, the Company’s 99% owned subsidiary. The Company intends to develop this property as its corporate headquarters over the next few years, which could involve a substantial commitment. We believe that our current cash, cash equivalents and investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

      On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc., in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and MorphoSys USA, Inc., are willfully infringing the Kauffman patent family under which we hold an exclusive license.

Income Taxes

      We incurred net operating losses in 2001, 2000 and 1999, and consequently we did not pay any federal or state income taxes. As of December 31, 2001, we had federal net operating loss carryforwards of approximately $26.0 million, which begin to expire in 2005. At December 31, 2001, the net operating loss carryforwards for state tax purposes were approximately $6.1 million, which began to expire in 1999. We also had federal and state research and development tax credit carryforwards at December 31, 2001, of $821,000 and $493,000, respectively, which begin to expire in 2005, unless previously utilized.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS No. 142 effective January 1, 2002. The Company does not expect the adoption of these pronouncements to have an effect on the consolidated financial statements as the Company has not recorded any goodwill or other intangible assets as a result of a business combination.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and nongovernment debt securities. The average duration of all of our investments in 2001 was approximately two years. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense.

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

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Information regarding directors is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement. Information regarding executive officers is contained in Part I of this Form 10-K. Information regarding Section 16 reporting compliance is incorporated by reference to the Proxy Statement under the heading “Section 16 Beneficial Ownership Reporting Compliance.”

Item 11.     Executive Compensation.

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.     Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Report on Form 8-K.

      (a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-l.

(2) Financial Statement Schedules

Schedules have been omitted because information required to be set forth therein is not applicable or is included in the financial statements or notes thereto.

(3) Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to the Form 10-K has been identified. See paragraph (c).

      (b) Reports on Form 8-K

      There were no reports on Form 8-K filed by the Company during the fourth quarter of the fiscal year ended December 31, 2001.

      (c) Exhibits

Exhibit
Number	Description of Document

3(i)(1)	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 1, 2000.
3(ii)(2)	Amended and Restated Bylaws of the Company.
4.1(3)	Form of Common Stock Certificate.
4.2(3)	Stock Purchase Agreement with MedImmune, Inc. dated as of February 24, 1999.
4.3(3)	Stock Purchase Agreement with each of Hilal Capital Management LLC and Keith Manchester dated as of May 3, 2000.
4.4(4)	Stock Purchase Agreement with Attenuon, L.L.C. dated as of November 30, 2000.
10.1.1(3)	1992 Stock Plan.
10.1.2(3)	Form of Stock Option Agreement under the 1992 Stock Plan.
10.2.1(3)	2000 Stock Plan.
10.2.2(3)	Form of Stock Option Agreement under the 2000 Stock Plan.
10.3(3)	License Agreement with Stuart A. Kauffman, M.D. dated as of November 3, 1994.
10.4†(3)	License Agreement with MedImmune, Inc. dated as of February 24, 1999.
10.5†(3)	Research and Assignment and License Agreement with MedImmune, Inc. dated as of February 24, 1999.
10.6†(3)	Selection Agreement with MedImmune, Inc. dated as of February 24, 1999.
10.7†(3)	License Agreement with The Scripps Research Institute dated as of May 20, 1994.
10.8†(3)	Collaboration Agreement with Cell-Matrix, dated as of November 29, 1999.

Exhibit
Number	Description of Document

10.9(3)	Lease Agreement for 3520 Dunhill Street, San Diego, California dated as of June 1, 1993, as amended.
10.10(3)	Form of Indemnification Agreement with executive officers and directors.
10.11(3)	Warrants issued August 30, 1996.
10.12(3)	Warrants issued June 23, 1997.
10.13(3)	2000 Employee Stock Purchase Plan.
10.14†(3)	License Agreement with Biosite Diagnostics Incorporated dated as of September 9, 1998.
10.15(3)	Amendment dated as of July 3, 2000, to Collaboration Agreement with Cell-Matrix, Inc.
10.16(4)	Lease Agreement for 11095 Flintkote Avenue, San Diego, California dated as of November 20, 2000.
10.17(4)	Amendment dated as of March 8, 2001 to Selection Agreement with MedImmune, Inc.
10.18(5)	2001 Stock Incentive Plan.
10.19	Amended and Restated Operating Agreement of AME Torrey View, LLC, with Torrey View Phase II, L.P., dated as of August 17, 2001.
10.20	Assignment Agreement by and between Torrey View Phase II, L.P. and AME Torrey View, LLC, dated as of September 12, 2001.
10.21	Commercial Land Purchase and Sale Agreement and Joint Escrow Instructions by and between Torrey View Phase II, L.P. and Westbrook Torrey Hills, L.P., dated as of July 10, 2001.
10.22	First Amendment to Commercial Land Purchase and Sale Agreement and Joint Escrow Instructions by and between AME Torrey View, LLC, as successor-in-interest to Torrey View Phase II, L.P., and Westbrook Torrey Hills, L.P., dated as of October 11, 2001.
10.23	Lease Agreement with AME Torrey View, LLC dated as of August 20, 2001.
10.24	Secured Promissory Note with Ocean Air Associates, LLC dated March 4, 2002.
10.25	Pledge Agreement with Torrey View Phase II, L.P. dated as of March 4, 2002.
10.26	Portfolio Reserve Plus Loan, Letter of Credit and Collateral Account Agreement with Merrill Lynch Bank USA.
10.27	Employment Agreement with James B. Breitmeyer dated November 20, 2001.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 29).

(1)	Incorporated by reference to Exhibit 3(i).2 filed with the Company’s Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

(2)	Incorporated by reference to Exhibit 3(ii).2 filed with the Company’s Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

(3)	Incorporated by reference to the exhibits of the same number filed with the Company’s Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

(4)	Incorporated by reference to the exhibits of the same number filed with the Company’s Annual Report on form 10-K (No. 000-31101) filed on March 19, 2001.

(5)	Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement on Schedule 14A (File No. 000-31101) filed on April 23, 2001.

†	The Company has received confidential treatment of certain portions of these agreements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the fifth day of March, 2002.

APPLIED MOLECULAR EVOLUTION, INC.

By:	/s/ WILLIAM D. HUSE, M.D., PH.D.

William D. Huse, M.D., Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William D. Huse, M.D., Ph.D., and Lawrence E. Bloch, M.D., J.D., and each of them, his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments, to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection herewith, with the Securities and Exchange Commission, granting unto the attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that the attorneys-in-fact and agents, or either of them, or their, his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WILLIAM D. HUSE, M.D., PH.D. William D. Huse, M.D., Ph.D.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 5, 2002
/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2002
/s/ COSTA G. SEVASTOPOULOS, PH.D. Costa G. Sevastopoulos, Ph.D.	Chairman of the Board	March 5, 2002
/s/ PETER K. HILAL, M.D. Peter K. Hilal, M.D.	Director	March 5, 2002
/s/ JOHN F. RICHARDS John F. Richards	Director	March 5, 2002
/s/ STANLEY T. CROOKE, M.D., PH.D. Stanley T. Crooke, M.D., Ph.D.	Director	March 5, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Applied Molecular Evolution, Inc.

      We have audited the accompanying consolidated balance sheets of Applied Molecular Evolution, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Molecular Evolution, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California

February 8, 2002,
except for the second paragraph of Note 6
and Note 11, as to which the date is
March 4, 2002

APPLIED MOLECULAR EVOLUTION, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$25,927	$36,865
Short-term investments	54,269	52,685
Prepaid expenses	429	552
Other current assets	3,385	2,317

Total current assets	84,010	92,419
Property and equipment, net	3,223	851
Patents, net	1,865	1,532
Other assets	1,584	72

Total assets	$90,682	$94,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables	$1,128	$957
Accrued liabilities	1,173	622
Current portion of deferred revenue	1,967	258
Current portion of long-term obligations	—	17

Total current liabilities	4,268	1,854
Deferred revenue	394	631
Deferred rent	84	100
Minority interest	—	372
Commitments (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares — 45,000,000 at December 31, 2001
Issued and outstanding shares — 23,607,058 and 23,592,264 at December 31, 2001 and 2000, respectively	24	24
Additional paid-in capital	159,126	158,776
Deferred compensation	(4,373)	(10,918)
Notes receivable from employees	(880)	(827)
Accumulated other comprehensive income	587	180
Accumulated deficit	(54,148)	(40,918)
Less: Treasury stock at cost — 1,200,000 shares	(14,400)	(14,400)

Total stockholders’ equity	85,936	91,917

Total liabilities and stockholders’ equity	$90,682	$94,874

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Revenue:
Contract revenue	$1,515	$1,539	$2,008
Other revenue	2,098	1,154	584

Total revenue	3,613	2,693	2,592
Operating expenses:
Research and development	10,933	4,462	4,408
General and administrative	4,361	2,834	1,363
Stock-based compensation ($2,120, $3,882 and $78 related to research and development and $4,687, $8,343 and $377 related to general and administrative for 2001, 2000 and 1999, respectively)	6,807	12,225	455

Total operating expenses	22,101	19,521	6,226

Loss from operations	(18,488)	(16,828)	(3,634)
Minority interest	372	127	45
Interest income, net	4,886	3,142	213

Net loss	(13,230)	(13,559)	(3,376)
Deemed dividend on Series F preferred stock	—	(10,100)	—

Net loss applicable to common stockholders	$(13,230)	$(23,659)	$(3,376)

Basic and diluted net loss per common share	$(0.62)	$(2.17)	$(1.39)

Weighted average shares outstanding used in computing basic and diluted loss per common share	21,394	10,910	2,429

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

								Accumulated
							Notes	Other		Treasury Stock
	Preferred Stock		Common Stock		Additional		Receivable	Comprehensive		at Cost		Total
					Paid-in	Deferred	from	Income	Accumulated			Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Employees	(Loss)	Deficit	Shares	Amount	Equity

Balance at December 31, 1998	11,640,124	$12	1,659,478	$2	$24,695	$—	$—	$—	$(23,984)	—	$—	$725
Issuance of common stock, net	—	—	907,143	1	5,109	—	—	—	—	—	—	5,110
Exercise of stock options for cash	—	—	3,225	—	1	—	—	—	—	—	—	1
Deferred compensation	—	—	—	—	1,080	(1,080)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	435	—	—	—	—	—	—
Issuance of stock options to consultants	—	—	—	—	24	(24)	—	—	—	—	—	—
Compensation related to consultant stock options	—	—	—	—	—	20	—	—	—	—	—	20
Minority investor’s investment in Novasite	—	—	—	—	922	—	—	—	—	—	—	922
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(8)	—	—	—	(8)
Net loss	—	—	—	—	—	—	—	—	(3,375)	—	—	(3,375)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(3,383)

Balance at December 31, 1999	11,640,124	12	2,569,846	3	31,831	(649)	—	(8)	(27,359)	—	—	3,830
Exercise of stock options for cash and notes receivable	—	—	1,735,335	2	1,228	—	(799)	—	—	—	—	431
Deferred compensation	—	—	—	—	21,220	(21,220)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	10,948	—	—	—	—	—	10,948
Issuance of stock options to consultants	—	—	—	—	4	(4)	—	—	—	—	—	—
Compensation related to consultant stock options	—	—	—	—	1,270	7	—	—	—	—	—	1,277
Interest on notes receivable	—	—	—	—	—	—	(28)	—	—	—	—	(28)
Issuance of Series F preferred stock, net of issuance costs	2,244,444	2	—	—	10,006	—	—	—	—	—	—	10,008
Issuance of common stock at IPO, net of issuance costs	—	—	5,347,500	5	92,909	—	—	—	—	—	—	92,914
Issuance of common stock for conversion of preferred stock upon IPO	(13,884,568)	(14)	13,884,568	14	—	—	—	—	—	—	—	—
Issuance of common stock for exercise of warrants	—	—	55,015	—	—	—	—	—	—	—	—	—
Minority investor’s investment in Novasite	—	—	—	—	308	—	—	—	—	—	—	308
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1,200,000)	(14,400)	(14,400)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	188	—	—	—	188
Net loss	—	—	—	—	—	—	—	—	(13,559)	—	—	(13,559)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(13,371)

Balance at December 31, 2000	—	—	23,592,264	24	158,776	(10,918)	(827)	180	(40,918)	(1,200,000)	(14,400)	91,917
Exercise of stock options for cash	—	—	9,947	—	14	—	—	—	—	—	—	14
Issuance of common stock under employee stock purchase plan	—	—	7,036	—	75	—	—	—	—	—	—	75
Repurchase of restricted stock	—	—	(2,189)	—	(1)	—	—	—	—	—	—	(1)
Amortization of deferred compensation	—	—	—	—	—	6,481	—	—	—	—	—	6,481
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(64)	64	—	—	—	—	—	—
Compensation related to consultant stock options	—	—	—	—	326	—	—	—	—	—	—	326
Interest on notes receivable	—	—	—	—	—	—	(53)	—	—	—	—	(53)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	407	—	—	—	407
Net loss	—	—	—	—	—	—	—	—	(13,230)	—	—	(13,230)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(12,823)

Balance at December 31, 2001	—	$—	23,607,058	$24	$159,126	$(4,373)	$(880)	$587	$(54,148)	(1,200,000)	$(14,400)	$85,936

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Operating Activities
Net loss	$(13,230)	$(13,559)	$(3,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	930	264	244
Amortization of deferred compensation	6,481	10,948	435
Compensation related to consultant stock options	326	1,277	20
Deferred revenue	1,472	(216)	(237)
Deferred rent	(16)	(14)	(7)
Minority interest	(372)	(127)	(45)
Realized gain on short-term investments	(408)	(124)	—
Accrued interest on notes receivable from employees	(53)	(28)	—
Write-off of abandoned patents	—	49	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,457)	(2,287)	(308)
Accounts payable and accrued expenses	722	950	83

Net cash flows used in operations	(6,605)	(2,867)	(3,188)

Investing Activities
Purchase of property and equipment	(3,180)	(565)	(182)
Purchase of short-term investments	(60,340)	(109,078)	(3,906)
Proceeds from sale of short-term investments	59,571	58,228	2,375
Patents	(455)	(345)	(225)

Net cash flows used in investing activities	(4,404)	(51,760)	(1,938)

Financing Activities
Payments on long-term obligations	(17)	(18)	(27)
Issuance of common stock, net	88	93,345	5,111
Issuance of preferred stock, net	—	10,008	—
Purchase of treasury stock	—	(14,400)	—
Investment in subsidiary by minority investor, net	—	583	1,192

Net cash flows provided by financing activities	71	89,518	6,276

Increase (decrease) in cash and cash equivalents	(10,938)	34,891	1,150
Cash and cash equivalents at the beginning of the year	36,865	1,974	824

Cash and cash equivalents at the end of the year	$25,927	$36,865	$1,974

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1	$2	$2

Supplemental Schedule of Noncash Investing and Financing Activities
Capital lease obligations entered into for equipment	$—	$—	$45

Exercise of stock options for notes receivable and interest thereon	$53	$827	$—

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1.	Organization and Significant Accounting Policies

Organization

      Applied Molecular Evolution, Inc. (the “Company” or “AME”), a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed AMEsystem, which the Company’s management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has successfully utilized its proprietary technology to optimize proteins from the classes of antibodies and enzymes for corporate collaborators and the Company’s internal development projects.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Novasite Pharmaceuticals, Inc. (“Novasite”), and AME Torrey View, LLC (“Torrey View”). All significant intercompany accounts and transactions have been eliminated.

      At December 31, 2001 and 2000, AME’s ownership interest in Novasite was 72%. Prior to December 2000, AME had a 78% ownership interest in Novasite. The Company initially contributed the rights to two patents with a carrying value of approximately $38,000, and the minority investor contributed $1,250,000 in gross cash proceeds to Novasite. In December 2000, AME contributed an additional $400,000 in cash, and minority investors contributed $600,000 in gross cash proceeds. Novasite is performing research and development related to the patented technology. The net loss of Novasite ($1,522,000, $567,000 and $205,000 in 2001, 2000 and 1999, respectively) is allocated to the minority interests based on their ownership percentage of Novasite. The amounts ($308,000 and $922,000 in 2000 and 1999, respectively) by which AME’s ownership interest in Novasite’s equity exceeded AME’s cost basis in its investment has been recorded as additional paid-in capital of AME.

      On August 17, 2001, the Company entered into an Operating Agreement with Torrey View Phase II, L.P., to establish AME Torrey View, LLC (“Torrey View”). Torrey View is a 99% owned subsidiary and is consolidated in the Company’s financial statements.

Cash, Cash Equivalents and Short-Term Investments

      Cash and cash equivalents consist primarily of highly liquid investments with original maturities of 90 days or less when purchased. Short-term investments consist of debt securities with maturities in excess of 90 days when purchased.

      In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, management determines the appropriate classification of short-term investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. All securities have been classified as available-for-sale and are carried at fair value, with unrealized gains and losses, if any, reported in comprehensive income (loss). Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

Fair Value of Financial Instruments

      Cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value due to the short-term maturity of these instruments. Short-term investments are carried at fair value.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

Property and Equipment

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 10 years) using the straight-line method. Leasehold improvements and assets under capital leases are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term.

Long-Lived Assets

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2001.

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

Comprehensive Income (Loss)

      In accordance with SFAS No. 130, Reporting Comprehensive Income, all components of comprehensive income or loss, including net income or loss, are reported in the financial statements in the period in which they are recognized. Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income or loss and other comprehensive income or loss, including foreign currency translation adjustments and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income or loss.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss per Share

      Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

      The following table presents the calculation of net loss per share (in thousands, except per share data):

	Years Ended December 31,

	2001	2000	1999

Net loss applicable to common stockholders	$(13,230)	$(23,659)	$(3,376)

Weighted average shares used in computing net loss per share, basic and diluted	21,394	10,910	2,429

Net loss per common share, basic and diluted	$(0.62)	$(2.17)	$(1.39)

      The Company has excluded all preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to the application of the treasury stock method for options and warrants, was 3,097,273, 2,509,716 and 13,008,863 for the years ended December 31, 2001, 2000 and 1999, respectively.

Revenue Recognition

      Contract revenue is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per-full-time employee basis. Contract revenue in 2001 includes amounts received under collaborative agreements with Eli Lilly and Company (“Lilly”), MedImmune, Inc. (“MedImmune”), Biosynexus Incorporated (“Biosynexus”) and Aventis Pharmaceuticals, Inc. (Note 6). Contract revenue in 2000 includes amounts received under collaborative agreements with MedImmune and CancerVax, Inc. (“CancerVax”) (Note 6).

      Revenue from the sale of a specified quantity of Vitaxin to MedImmune (Note 3) is included in contract revenue in 1999, and was recorded upon the shipment of the specified quantity of Vitaxin and the acceptance of the product candidates by MedImmune, which occurred in August 1999.

      Other revenue consists principally of research grants and a nonrefundable, prepaid royalty fee received from Biosite Incorporated (“Biosite”), which is being recognized ratably over the estimated useful lives of the related patents (Note 7). Grant revenue is recognized as the research expenses related to the grants are incurred. All amounts received under the collaborative research agreements or research grants are not refundable, regardless of the success of the underlying research.

      Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 101 issued by the Securities and Exchange Commission, and effective in 2001. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by the Company are recognized over the period of such services or performance.

      Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining minimum period of the Company’s performance obligations under the arrangement. Royalties, if any, will be recognized as earned. Under the Company’s research agreement with MedImmune (Note 6), MedImmune may make milestone payments in the form of either cash payment or a purchase of equity at a specified premium to the then-current fair value of the Company’s stock, and a portion of such milestones are creditable against future royalties. Upon receipt of a cash milestone payment, the amount creditable against future royalties will be recorded as deferred royalty revenue and recognized as royalties would otherwise be due to the Company. Upon receipt of an equity milestone payment, the specified premium will be recorded as deferred royalty revenue and recognized as royalties would otherwise be due to the Company. In the event the Company is notified by MedImmune that MedImmune is terminating the development of all products for which royalties could be due to the Company, any amount then recorded as deferred royalty revenue will be recognized in full.

      Amounts received in excess of revenue recognized are recorded as deferred revenue.

Research and Development Costs

      Research and development costs are expensed as incurred. Such costs include: personnel expenses, contractor fees, laboratory supplies, facilities and allocation of corporate costs. These expenses are incurred during research and development activities for our internal development projects and our corporate collaborations and grants.

Stock-Based Compensation

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations, in accounting for its employee and director stock options. Under APB 25, when the purchase price of restricted stock or the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of issuance or grant, no compensation expense is recognized.

      In March 2000, the FASB issued Interpretation No. 44, (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB 25. This interpretation clarifies the definition of employee for purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective and the Company adopted the interpretation on July 1, 2000. The adoption did not have a material impact on the Company’s consolidated results of operations.

      Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and the Emerging Issues Task Force’s (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognized over the related service period.

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

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for by the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separate intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company does not expect the adoption of these pronouncements to have an effect on the consolidated financial statements as the Company has not recorded any goodwill or other intangible assets as a result of a business combination.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. While earlier application is encouraged, SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a material impact on its financial statements.

2.     Balance Sheet Details

Short-Term Investments

      At December 31, 2001, short-term investments consisted of the following (in thousands):

	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)

Obligations of U.S. government agencies	$3,707	$3,808	$101
Corporate debt securities	42,211	42,614	403
Asset-backed securities	7,764	7,847	83

	$53,682	$54,269	$587

      At December 31, 2000, short-term investments consisted of the following (in thousands):

	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)

Obligations of U.S. government agencies	$9,033	$9,109	$76
Corporate debt securities	27,930	27,954	24
Asset-backed securities	15,542	15,622	80

	$52,505	$52,685	$180

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Short-term investments by contractual maturity at December 31, 2001, are as follows (in thousands):

Due in one year or less	$25,281
Due after one year through two years	18,116
Due after two years	10,872

$54,269

Other Current Assets

      Other current assets consist of the following (in thousands):

	December 31,

	2001	2000

Interest income receivable	$1,143	$1,195
Contract and grant research receivable	2,094	1,072
Other	148	50

	$3,385	$2,317

Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2001	2000

Laboratory equipment	$2,825	$2,069
Computers, office furniture and equipment	1,527	740
Leasehold improvements	2,120	483

	6,472	3,292
Accumulated depreciation	(3,249)	(2,441)

	$3,223	$851

Patent Costs

      Patent costs consist of the following (in thousands):

	December 31,

	2001	2000

Issued patents	$954	$685
Accumulated amortization	(427)	(305)

	527	380
Unissued patents	1,338	1,152

	$1,865	$1,532

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Stockholders’ Equity

Preferred Stock

      Prior to the completion of the Company’s initial public offering, the Series F preferred stock was sold primarily to the affiliates of an independent accredited investor at $4.50 per share, however the price was substantially below the Company’s initial public offering price. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recognized a deemed dividend on the Series F preferred stock of $10.1 million.

      In July 2000, the Company completed its initial public offering of common stock under the Securities Act of 1933, resulting in gross proceeds of $101.6 million and net proceeds (less the underwriters’ discount and offering expenses) of $92.9 million. Upon completion of the initial public offering, all of the Company’s convertible preferred stock and series A, B, C, D, E and F preferred stock outstanding converted into 13,884,568 shares of common stock.

Common Stock

      In December 2000, the Company repurchased 1.2 million shares of its common stock at a price of $12 per share.

Warrants

      During 1996 and 1997, in connection with a short-term loan and security agreements, the Company issued warrants to purchase 26,667 shares and 40,000 shares, respectively, of Series E preferred stock at an exercise price of $5.625 per share. In September 2000, these warrants were converted, in accordance with the warrant agreements, into 55,015 shares of the Company’s common stock.

Stock Option Plans

      The Company has in effect several stock-based plans under which nonqualified and incentive stock options have been granted to employees, consultants and directors. At December 31, 2001, approximately 2.5 million stock options were outstanding and approximately 500,000 shares were available for future grant under these plans.

      The Board of Directors has designated committees that determine eligibility, vesting schedules and exercise prices for options granted under these plans. Options and other stock awards expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested or are exercisable upon vesting. Vesting generally occurs over three or four years. At December 31, 2001 and 2000, 616,812 and 1,273,844 shares of common stock, respectively, were subject to repurchase at a weighted-average price of $0.79. Options are granted at prices at least equal to the fair value of the Company’s common stock on the date of grant.

      Pro forma net loss information is required to be disclosed by SFAS No. 123 and has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed in that statement.

      The fair value for the 2001 options was estimated at the date of grant, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%; dividend yield of 0%; a weighted-average expected life of the option of five years; and a volatility factor of 115%. The fair value for the 2000 options granted after the Company filed its initial registration statement relating to the IPO was estimated at the date of grant, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%; dividend yield of 0%; a weighted-average expected life of the option of two years; and a

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility factor of 136%. The fair value for the 2000 options granted before the Company filed its initial registration statement relating to the IPO and the fair value for the 1999 options was estimated at the date of grant, using the minimum value pricing model with the following weighted average assumptions: risk-free interest rate of 6%; dividend yield of 0%; and a weighted-average expected life of the option of two years for 1999 and four years for 1998.

      The weighted average fair values of options granted in 2001, 2000 and 1999 were $8.35, $0.67 and $0.03, respectively.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss information is as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2001	2000	1999

Net loss attributable to common stockholders, as reported	$(13,230)	$(23,659)	$(3,376)
Net loss attributable to common stockholders, pro forma	$(14,831)	$(23,802)	$(3,407)
Basic and diluted net loss per share, as reported	$(0.62)	$(2.17)	$(1.39)
Basic and diluted net loss per share, pro forma	$(0.69)	$(2.18)	$(1.40)

      The following table summarizes stock option activity (shares in thousands):

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at December 31, 1998	1,222	$0.37
Granted	207	$0.45
Exercised	(3)	$0.33
Canceled	(124)	$0.45

Balance at December 31, 1999	1,302	$0.41
Granted	1,772	$1.69
Exercised	(1,735)	$0.71
Canceled	(103)	$0.45

Balance at December 31, 2000	1,236	$1.82
Granted	1,315	$9.71
Exercised	(10)	$1.45
Canceled	(60)	$11.77

Balance at December 31, 2001	2,481	$5.76

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Exercise prices and the weighted average remaining contractual life for options outstanding as of December 31, 2001, are as follows (shares in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.25 - $ 0.45	805	5.23	$0.40	805	$0.40
$0.75 - $ 1.25	346	8.23	$0.80	346	$0.80
$7.00 - $12.90	1,122	9.89	$8.91	22	$9.76
$13.54 - $15.50	148	9.10	$14.92	31	$15.17
$21.00 - $38.50	60	8.82	$25.00	18	$25.06

$0.25 - $38.50	2,481	8.00	$5.76	1,222	$0.45

      During the years ended December 31, 2000 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation totaling approximately $21.2 million and $1.1 million, respectively, representing the difference between the exercise price and the estimated fair value of the Company’s common stock on the date such stock options were granted. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization of deferred stock compensation expense of approximately $6.5 million, $10.9 million and $435,000, respectively.

     Employee Stock Purchase Plan

      The Company’s 2000 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors on June 20, 2000, and was subsequently approved by the stockholders. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of fair market value. The initial offering period commenced on January 1, 2001. The Company has reserved 750,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP may be increased on the first day of each fiscal year. At December 31, 2001, 7,036 shares had been issued under the ESPP, and 742,964 shares were available for future issuance.

     Common Stock Sold to MedImmune

      In conjunction with a collaborative research and development agreement entered into with MedImmune in February 1999 (Note 6), MedImmune paid the Company an aggregate of $6,350,000, before expenses of $40,000, for (i) 907,143 shares of common stock, (ii) a specified quantity of Vitaxin, and (iii) an exclusive license to Vitaxin. At MedImmune’s request the agreement did not allocate the total proceeds among the three elements of the agreement. Of the aggregate proceeds of $6,350,000, $1,200,000 was refundable if the Company did not deliver the specified quantity of Vitaxin. This amount approximates the Company’s actual cost to acquire the specified quantity of Vitaxin from a third-party manufacturer and provide it to MedImmune. Accordingly, the Company allocated such amount to the specified quantity of Vitaxin and recognized it as revenue in August 1999 when the Vitaxin was delivered to and accepted by MedImmune. While the Company believes a significant portion of the proceeds relate to the value of the license to Vitaxin, the Company concluded that the available objective evidence was not persuasive enough to support an allocation of the remaining proceeds ($5,110,000) between the license and equity elements of the agreement, and accordingly the entire remaining proceeds were allocated to common stock.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Shares Reserved for Future Issuance

      At December 31, 2001, the following shares of common stock were reserved for issuance upon the exercise of equity instruments (in thousands):

Stock options:
Issued and outstanding	2,481
Authorized for future grants	445
Stock purchase plan	743

3,669

4.     Lease Commitments

      The Company leases its facilities under operating leases, which expire in 2003. The leases provide for escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the terms of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Under the lease agreements, the Company is required to pay a percentage of operating expenses relating to the building. Rent expense was approximately $519,000, $415,000 and $415,000 for the three years ended December 31, 2001, 2000 and 1999, respectively.

      The Company also leases some of it’s office equipment under operating leases, which expire in 2005.

      Annual future minimum lease payments as of December 31, 2001, are as follows (in thousands):

2002	$541
2003	559
2004	23
2005	9
2006	—

Total minimum lease payments	$1,132

      The Company subleases a portion of its facilities under a sublease expiring in June 2002. Sublease income was approximately $78,000, $86,000 and $10,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum sublease income to be received under non-cancelable subleases as of December 31, 2001, is approximately $75,000 for the year ending December 31, 2002.

5.     Income Taxes

      At December 31, 2001, the Company had federal and California tax net operating loss carryforwards of approximately $26.0 million and $6.1 million, respectively. The difference between the tax loss carryforwards for federal and California purposes is primarily attributable to the capitalization of research and development expenses for California and the 55% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2005, unless previously utilized. The California tax loss carryforwards will continue to expire in 2002, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling $821,000 and $493,000, respectively, which will expire beginning in 2005, unless previously utilized.

      Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss and tax credit carryforwards will be limited as a result of certain cumulative changes in the Company’s stock ownership that occurred during 1993. However, the Company believes that the limitation will not have a material impact on the utilization of the carryforwards.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the Company’s deferred tax assets as of December 31, 2001 and 2000, are shown below. A valuation allowance of $19.4 million has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,

	2001	2000

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$9,489	$7,793
Research and development credits	1,142	699
Capitalized research expense	636	388
Deferred compensation	7,223	—
Deferred revenue	938	362
Other	400	258

Total deferred tax assets	19,828	9,500
Valuation allowance for deferred tax assets	(19,416)	(8,911)

Net deferred tax assets	412	589
Deferred tax liabilities:
Patent expenses	(412)	(589)

Net deferred taxes	$—	$—

6.     Collaborative Research and Development Agreements

     MedImmune

      In February 1999, the Company entered into a collaboration agreement with MedImmune to produce optimized antibodies. In addition, Vitaxin, the Company’s angiogenesis inhibitor, was exclusively licensed to MedImmune in return for an equity investment, milestone payments and royalties related to the development and commercialization of resulting products. Pursuant to the terms of the research program under the collaboration agreement, MedImmune agreed to fund three research programs, each for a period of six months, extendable up to 24 months. In addition to program funding, MedImmune will pay royalties to AME on net sales of products developed. The agreement also provides that MedImmune will make additional payments, either through cash payments or equity purchases at a specified premium to then-current fair value, to the Company upon the achievement of certain milestones. Under the terms of the agreement, MedImmune has the option to credit up to 65% of cash payments and 20% of equity purchases against future royalty payments. At the time of a cash payment, 35% of the payment will be recognized as milestone revenue, and the remaining 65% will be recorded as deferred royalty revenue. Additionally, if MedImmune makes the milestone payment through an equity purchase, 20% of the amount will be recorded as deferred royalty revenue. During the years ended December 31, 2001 and 2000, the Company recorded revenue of approximately $585,000 and $200,000, respectively, related to research activities performed under the agreement.

     Eli Lilly and Company

      In December 2001, the Company entered into a collaboration agreement with Eli Lilly and Company (“Lilly”) to create optimized versions of an antibody as well as a non-antibody protein therapeutic. Pursuant to the terms of the research program under the collaboration agreement, Lilly agreed to fund two research programs, one for a period of up to one year and the other for a period of six months, extendable by mutual

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consent. In addition to program funding, the agreement also provides that Lilly will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed. During the year ended December 31, 2001, the Company recorded revenue of $60,000 related to program funding under this agreement. In February 2002, an additional agreement was entered into by AME and Lilly for the optimization of an additional antibody.

     Chiron

      In December 2001, the Company entered into a research agreement with Chiron Corporation (“Chiron”) to optimize a non-antibody protein therapeutic. The research program of this agreement is for six months, extendable upon mutual written consent. In addition to program funding, the agreement also provides that Chiron will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed. The Company did not record any revenue under this agreement during the year ended December 31, 2001.

     CancerVax

      In November 1999, the Company entered into a collaboration agreement with Cell-Matrix, Inc., which was acquired by CancerVax in January 2002, to optimize candidate molecules and to perform some preclinical development. Pursuant to the terms of the agreement, Cell-Matrix paid the Company for the optimization of each of the two candidate molecules, which was completed in 2000. In addition, Cell-Matrix made milestone payments to AME for each enhanced antibody. The agreement also provides that Cell-Matrix will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed. No revenue was recorded under this agreement during the year ended December 31, 2001. During the year ended December 31, 2000, the Company recorded revenue of approximately $1.3 million related to research activities performed under the agreement.

     Biosynexus

      In December 2000, the Company entered into a collaboration agreement with Biosynexus to optimize a candidate molecule and perform certain preclinical development. The research and development aspect of this collaboration was for six months. In addition to research and development funding, the agreement also provides that Biosynexus will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed. During the year ended December 31, 2001, the Company recorded revenue of $750,000 related to research activities performed under this agreement.

     Aventis Pharmaceuticals, Inc.

      In July 2001, Novasite entered into an agreement with Aventis Pharmaceuticals, Inc., to conduct a pilot-screening project using Novasite’s proprietary technology platform. During the year ended December 31, 2001, the Company recorded revenue of $50,000 related to this agreement.

7.     License Agreements

     TSRI

      During 1994, the Company entered into a license agreement with The Scripps Research Institute of California (“TSRI”). TSRI granted the Company exclusive rights to certain technology relating to a murine monoclonal antibody and the use of the antibody as an inhibitor of angiogenesis. In exchange, the Company paid TSRI $100,000 and issued TSRI 20,000 shares of AME common stock. The Company also agreed to provide TSRI additional payments based on the completion of certain clinical and approval milestones. In addition, the Company has agreed to reimburse TSRI for a portion of its past and future patent costs related to

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the licensed technology and pay royalties to TSRI on net sales of each licensed product. The exclusive license will expire 10 years after the date of the first commercial sale of such licensed product.

     Biosite

      During 1998, the Company entered into a license agreement with Biosite. The Company granted Biosite non-exclusive rights to certain AME patent technology in exchange for an up-front, nonrefundable royalty fee of approximately $1.5 million. The Company is recognizing the royalty fee as revenue over the estimated lives of the related patents. As of December 31, 2001, 2000 and 1999, approximately $631,000, $868,000 and $1.1 million, respectively, of the amount originally received are included in deferred revenue.

8.     NIH Grants

      In September 2000, the NIH awarded a grant to Novasite that provides $3.2 million over three years for research to develop Novasite’s proprietary technology platform. Other revenue includes approximately $1.6 million and $748,000 related to this grant for the years ended December 31, 2001 and 2000, respectively.

      In September 2001, the “NIH” awarded a grant to AME which provides $1.0 million to support the preclinical development of a therapeutic enzyme optimized by AME’s proprietary directed molecular evolution technology. Other revenue includes approximately $258,000 related to this grant for the year ended December 31, 2001.

9.     401(k) Plan

      The Company maintains a 401(k) plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations and requirements set by the Company. The board of directors may, at its sole discretion, approve Company contributions. During the year ended December 31, 2001, the Company contributed approximately $73,000 under the plan.

10.     Quarterly Results of Operations (unaudited)

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

	Year Ended December 31, 2001				Year Ended December 31, 2000

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenue	$852	$764	$872	$1,125	$831	$377	$668	$817
Operating expenses	5,657	5,507	5,452	5,485	2,270	5,560	5,507	6,184

Loss from operations	(4,805)	(4,743)	(4,580)	(4,360)	(1,439)	(5,183)	(4,839)	(5,367)
Minority interest	(13)	147	180	58	43	35	12	37
Interest income, net	1,516	1,239	1,263	868	38	84	1,265	1,755

Net loss	(3,302)	(3,357)	(3,137)	(3,434)	(1,358)	(5,064)	(3,562)	(3,575)
Deemed dividend on Series F preferred stock	—	—	—	—	—	(10,100)	—	—

Net loss applicable to common stockholders	$(3,302)	$(3,357)	$(3,137)	$(3,434)	$(1,358)	$(15,164)	$(3,562)	$(3,575)

Basic and diluted net loss per common share	$(0.16)	$(0.16)	$(0.15)	$(0.16)	$(0.53)	$(5.73)	$(0.22)	$(0.16)

Weighted average shares outstanding, basic and diluted	21,125	21,355	21,440	21,652	2,577	2,648	16,435	21,862

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Subsequent Events

      On March 4, 2002, AME Torrey View, LLC (“Torrey View”), a 99% owned subsidiary of the Company, which is consolidated in the Company’s financial statements, purchased a 10.73 acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company intends to develop this property over the next few years as its corporate headquarters.

      In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million collateralized credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs. The Company expects to borrow the remaining $5.0 million under the credit facility during 2002. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who will assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004.