Form 10-Q
period 2002-03-31
APPLIED MOLECULAR EVOLUTION INC
filed 2002-05-07
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2002.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ___________________

Commission File No. 000-31101

APPLIED MOLECULAR EVOLUTION, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0374014

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [X]     NO [   ]

As of April 22, 2002, 23,624,616 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MOLECULAR EVOLUTION, INC.
FORM 10-Q INDEX

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$15,303	$25,927
Short-term investments	53,196	54,269
Prepaid expenses	423	429
Other current assets	1,533	3,385

Total current assets	70,455	84,010
Restricted cash, cash equivalents, and short-term investments	11,990	—
Property and equipment, net	12,678	3,223
Patents, net	1,903	1,865
Other assets	489	1,584

Total assets	$97,515	$90,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,120	$1,128
Accrued liabilities	1,887	1,173
Current portion of deferred revenue	1,275	1,967
Short-term loan	56	—

Total current liabilities	4,338	4,268
Deferred revenue	335	394
Deferred rent	76	84
Long-term obligation	10,000	—
Minority interest	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 23,624,616 and 23,607,058 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	24	24
Additional paid-in capital	159,243	159,126
Deferred compensation	(3,349)	(4,373)
Notes receivable from employees	(895)	(880)
Accumulated other comprehensive income (loss)	(39)	587
Accumulated deficit	(57,818)	(54,148)
Less: Treasury stock at cost - 1,200,000 shares	(14,400)	(14,400)

Total stockholders’ equity	82,766	85,936

Total liabilities and stockholders’ equity	$97,515	$90,682

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

Revenue:
Contract revenue from collaboration agreements	$1,956	$250
Other revenue	659	602

Total revenue	2,615	852

Operating expenses:
Research and development	3,366	1,879
General and administrative	2,804	1,486
Stock-based compensation	1,039	2,292

Total operating expenses	7,209	5,657

Loss from operations	(4,594)	(4,805)
Minority interest	—	(13)
Interest income, net	924	1,516

Net loss	$(3,670)	$(3,302)

Net loss per share, basic and diluted	$(0.17)	$(0.16)
Weighted average shares outstanding, basic and diluted	21,842	21,125

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(3,670)	$(3,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335	134
Amortization of stock-based compensation	1,024	2,075
Compensation related to consultant stock options	15	217
Deferred revenue	(751)	181
Deferred rent	(8)	(4)
Minority interest	—	13
Realized gain on short-term investments	(136)	(131)
Accrued interest on notes receivable from employees	(15)	(14)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,953	937
Accounts payable and accrued expenses	706	(585)

Net cash flows provided by (used in) operating activities	453	(479)

INVESTING ACTIVITIES
Restricted cash, cash equivalents, and short-term investments	(11,990)	—
Purchase of property and equipment	(9,754)	(1,057)
Purchase of short-term investments	(19,929)	(27,964)
Proceeds from sale of short-term investments	20,512	13,122
Patents	(74)	(57)

Net cash flows used in investing activities	(21,235)	(15,956)

FINANCING ACTIVITIES
Proceeds from (payments on) long-term obligations	10,000	(4)
Proceeds from short-term loan	56	—
Issuance of common stock, net	102	—

Net cash flows provided by (used in) financing activities	10,158	(4)

Net decrease in cash and cash equivalents	(10,624)	(16,439)
Cash and cash equivalents at the beginning of the period	25,927	36,865

Cash and cash equivalents at the end of the period	$15,303	$20,426

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

Applied Molecular Evolution, Inc. (“Company” or “AME”), a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed AMEsystem™, which the Company’s management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has successfully utilized its proprietary technology to optimize protein therapeutic candidates for pharmaceutical and biotechnology companies as well as for the Company’s own internal development projects.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited financial statements and footnotes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related footnotes. Changes in the estimates may affect amounts reported in future periods.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Novasite Pharmaceuticals, Inc. (“Novasite”), and AME Torrey View, LLC (“Torrey View”). Novasite and Torrey View are 72% and 99% owned by AME, respectively. All significant intercompany accounts and transactions have been eliminated.

3. Commitments

On August 17, 2001, we entered into an Operating Agreement with Torrey View Phase II, L.P., to establish Torrey View. On March 4, 2002, Torrey View purchased a 10.73-acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company intends to develop this property over the next few years as its corporate headquarters.

In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million collateralized credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs. The Company expects to borrow the remaining $5.0 million under the credit facility during 2002 to fund future development costs. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who will assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

4. Comprehensive Loss

Total comprehensive loss was $4,296,000 for the three months ended March 31, 2002, and $2,968,000 for the three months ended March 31, 2001. The difference between net loss and comprehensive loss is primarily due to the difference between market value and cost basis of the Company’s short-term marketable securities.

5. Computation of Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. To the extent common stock equivalents (stock options) are dilutive, they would be included in diluted per share amounts.

6. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The Company applied the new rules beginning January 1, 2002, with no impact to its consolidated financial statements as the Company has not recorded any goodwill or other intangible assets as a result of a business combination.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company’s adoption of SFAS No. 144, effective January 1, 2002, did not have a material impact on its financial statements.

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

     The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2001.

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

     Since our formation, we have expended considerable resources on the development of our AMEsystem™ technology and the development of Vitaxin™, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995 to 1999 was allocated to preclinical development and initial clinical trials for Vitaxin. In 1999, we licensed Vitaxin to MedImmune, Inc. (“MedImmune”), which is responsible for future clinical development expenses and commercialization. In 2001, MedImmune initiated Phase I clinical trials with an improved, second-generation version of Vitaxin that we enhanced using our AMEsystem technology.

     To date we have generated revenue from corporate collaborations, product and technology licenses, prepaid royalties, and government grants. We have corporate collaborations with MedImmune, Eli Lilly and Company, Chiron Corporation, CancerVax, Inc., Biosynexus, Inc., Bristol-Myers Squibb Company, Seattle Genetics, Inc., and Aventis Pharmaceuticals, Inc., the final one through our majority owned subsidiary, Novasite. We have licensed intellectual property to Biosite Incorporated, formerly Biosite Diagnostics, Inc., in exchange for a nonrefundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health. Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

     We have incurred losses since our inception. As of March 31, 2002, we had an accumulated deficit of $57.8 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the preclinical and clinical development of Vitaxin and our internal development projects. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

     On August 17, 2001, we entered into an Operating Agreement with Torrey View Phase II, L.P., to establish AME Torrey View, LLC (“Torrey View”). Torrey View is a 99% owned subsidiary and is consolidated in the Company’s financial statements. On March 4, 2002, Torrey View purchased a 10.73-acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company intends to develop this property over the next few years as its corporate headquarters.

     In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million collateralized credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs. The Company expects to borrow the remaining $5.0 million under the credit facility during 2002 to fund future development costs. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who will assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a Broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

     We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments, and customer acceptance. Amounts received for upfront product and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require ongoing services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Patent costs

     We capitalize the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At March 31, 2002, capitalized costs related to issued patents total approximately $499,000 (net of accumulated amortization) and approximately $1.4 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002, Compared to Three Months Ended March 31, 2001

     Revenue. Our revenue increased to $2.6 million for the quarter ended March 31, 2002, from $852,000 for the same period in 2001, an increase of approximately $1.7 million. The increase was primarily due to milestones and contract revenue recognized under our corporate collaborations.

     Research and development. Research and development expenses increased to $3.4 million for the quarter ended March 31, 2002, from $1.9 million for the same period in 2001, an increase of $1.5 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects, corporate collaborations, and grants.

     General and administrative. General and administrative expenses increased to $2.8 million for the quarter ended March 31, 2002, from $1.5 million for the same period in 2001, an increase of $1.3 million. The increase was primarily due to additional legal expenses incurred in our litigation against MorphoSys and the expansion of our corporate communication efforts.

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

     Deferred compensation for options granted to consultants has been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with the Emerging Issues Task Force’s (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

     For the three months ended March 31, 2002, we recorded non-cash, stock-based compensation expenses of $1.0 million ($336,000 and $702,000 related to research and development and general and administrative, respectively), compared to $2.3 million ($694,000 and $1.6 million related to research and development and general and administrative, respectively) for the same period in 2001.

     Interest income, net. Net interest income decreased to $924,000 the quarter ended March 31, 2002, from $1.5 million for the same period in 2001, a decrease of $592,000. The decrease was primarily due to lower interest rates and lower cash, cash equivalent, and short-term investment balances in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     In July 2000, we sold 5.3 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $20.1 million of cash from corporate collaborations through March 31, 2002.

     As of March 31, 2002, we had approximately $80.5 million in restricted and unrestricted cash, cash equivalents, and short-term investments, compared to $80.2 million of unrestricted cash, cash equivalents, and short-term investments as of December 31, 2001.

     For the three months ended March 31, 2002, we generated cash of approximately $453,000 from operating activities, net of non-cash charges for depreciation and patent amortization totaling $335,000, non-cash, stock based compensation totaling $1.0 million, a decrease in deferred revenue of $751,000, and changes in operating assets and liabilities of $3.7 million.

     For the three months ended March 31, 2002, we used cash of approximately $21.2 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, purchase of land, preconstruction costs related to the development of our corporate headquarters and capital expenditures for other property and equipment to be used in our business. We expect to continue to make investments in our infrastructure, including construction of our corporate headquarters, and purchasing other property and equipment to support our operations.

     For the three months ended March 31, 2002, we generated cash of approximately $10.2 million from financing activities. Our financing activities consisted primarily of a collateralized loan from Merrill Lynch Bank USA. At March 31, 2002, we had approximately $5.0 million available for future financing needs under this credit facility. These funds are being used to finance expenses related to the Company’s new headquarters, which is under development.

     We expect our cash requirements to increase significantly in 2002 as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and construct our corporate headquarters. We believe that our current cash, cash equivalents, and investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships, or other arrangements. We cannot assure you that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

     On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc., in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and MorphoSys USA, Inc., are willfully infringing on patents under which we hold an exclusive license.

RISK FACTORS

We have not achieved profitability and may never become profitable.

     We are at an early stage of development. We incurred a net loss of $3.7 million for the three months ended March 31, 2002, and our revenue for the same period was $2.6 million. Additionally, we have had net losses each year since inception and as of March 31, 2002, had an accumulated deficit of $57.8 million. We expect to report a net loss for fiscal year 2002, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from corporate collaborations and expect to continue to do so for the foreseeable future. Revenue from corporate collaborations is uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our core technology. We expect that our operating expenses will increase significantly in the near term and, consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

     Our strategy for developing and commercializing product candidates calls for us to enter into contractual arrangements with collaborators. We may be unsuccessful in attracting collaborators to develop and commercialize our product candidates. Some collaborators may not perform their obligations as we expect, or we may not derive any revenue from these arrangements. We do not know whether these collaborators will successfully develop and market any product candidates under their respective agreements. Moreover, some of our collaborators are also researching competing technologies and product candidates targeted by our collaborative programs. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any collaborator may devote to the development and commercialization of product candidates under these collaborations. Our collaborators may terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Our collaborators may elect not to develop product candidates arising out of our collaborative arrangements or not to devote sufficient resources to develop, manufacture, market, or sell these product candidates.

If product candidates we optimize do not receive regulatory approval, neither we nor our collaborators will be able to commercialize these product candidates.

     The FDA must approve any therapeutic product candidate before it can be marketed in the United States. The regulatory process is expensive and time-consuming. Before we or a collaborator can file a new drug application with the FDA, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and may require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations which could delay, limit, or prevent regulatory approval. Changes in regulatory policy for product approval may cause delays or rejections. Because our product candidates will be developed in a novel way, government regulatory authorities may subject these product candidates to greater scrutiny than those developed using more conventional methods. Our collaborators are in early stages of the FDA regulatory process for product candidates we have optimized.

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

     We also rely upon trade secrets, technical know-how, and continuing inventions to develop and maintain our competitive position. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology, and we may not be able to meaningfully protect our trade secrets or be capable of protecting our rights to our trade secrets.

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

     We use hazardous materials, including chemicals, and radioactive and biological materials. These materials include o-phenylenediamine dihydrochloride, ethidium bromide, and acrylamide. Our operations also produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from the use of these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling, and disposal of these materials. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development, or production efforts.

If people are harmed by drugs developed using our AMEsystem technology, we may be sued for product liability.

     We may be sued for product liability and other claims if our technology or products developed from our technology are alleged to have caused harm. We may not be able to avoid significant liability exposure. We maintain product liability insurance, but we may not have sufficient coverage. If we are sued for any injury caused by our product candidates and found liable, our financial condition, reputation, and ability to find collaborators may be harmed.

Substantial sales of our common stock by our existing stockholders could cause our stock price to fall.

     Future sales of our common stock by our stockholders under Rule 144 of the Securities Act of 1933 (“the Securities Act”), or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Shares of our common stock are eligible for sale in the public market in reliance on Rule 144(k) or Rule 701 under the Securities Act, without any volume restrictions. Additionally, we registered a total of 5,950,000 shares of common stock reserved for issuance under our stock plans. Some of our existing stockholders have rights to require us to register their shares for future sale.

Our financial condition could be affected by offerings of our subsidiary’s stock.

     We could engage in future offerings or other sales of the common or preferred stock of our subsidiary, Novasite, if our board determines that it is in the best interests of the stockholders to pursue that course of action. This could adversely affect our business, financial condition, and results of operations. For example, any offering or other sale of a minority portion of our subsidiary’s stock could reduce the subsidiary’s contribution to our gross revenues.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and nongovernment debt securities. The average duration of all of our investments as of March 31, 2002, was approximately two years. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, UBS PaineWebber Incorporated, formerly known as PaineWebber Incorporated, and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000, and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $3.6 million of the net offering proceeds for a portion of the repurchase of 1.2 million shares of our stock for $14.4 million, $3.7 million for purchases of property and equipment, and approximately $6.1 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities, and cash and cash equivalents.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     Not Applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.28	Engagement Letter and Compensation Agreement by and between AME Torrey View, LLC, and Irving Hughes, dated as of May 6, 2002.

(b)	Reports on Form 8-K during the first quarter

     None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2002	By:	/s/ William D. Huse, M.D., Ph.D.

William D. Huse, M.D., Ph.D. President and Chief Executive Officer

Date: May 7, 2002	By:	/s/ Lawrence E. Bloch, M.D., J.D.

Lawrence E. Bloch, M.D., J.D. Chief Financial Officer and Secretary