Form 10-Q
period 2002-06-30
APPLIED MOLECULAR EVOLUTION INC
filed 2002-08-14
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

YES [X]  NO [    ]

As of June 30, 2002, 23,627,116 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MOLECULAR EVOLUTION, INC.
FORM 10-Q INDEX

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$12,019	$25,927
Short-term investments	52,232	54,269
Prepaid expenses	291	429
Other current assets	1,262	3,385

Total current assets	65,804	84,010
Restricted cash, cash equivalents, and short-term investments	12,163	—
Property and equipment, net	13,824	3,223
Patents, net	1,939	1,865
Other assets	459	1,584

Total assets	$94,189	$90,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,493	$1,128
Accrued liabilities	1,753	1,173
Current portion of deferred revenue	1,244	1,967
Short-term loan	56	—

Total current liabilities	4,546	4,268
Deferred revenue	276	394
Deferred rent	68	84
Long-term obligation	10,000	—
Minority interest	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 23,627,116 and 23,607,058 shares issued and outstanding at June 30, 2002, and December 31, 2001, respectively	24	24
Additional paid-in capital	159,256	159,126
Deferred compensation	(2,494)	(4,373)
Notes receivable from employees	(910)	(880)
Accumulated other comprehensive income	329	587
Accumulated deficit	(62,506)	(54,148)
Less: Treasury stock at cost — 1,200,000 shares	(14,400)	(14,400)

Total stockholders’ equity	79,299	85,936

Total liabilities and stockholders’ equity	$94,189	$90,682

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2002	2001	2002	2001

Revenues:
Contract revenue from collaborations	$824	$320	$2,780	$570
Other revenue	756	444	1,415	1,046

Total revenue	1,580	764	4,195	1,616

Operating expenses:
Research and development	3,725	2,592	7,091	4,831
General and administrative	2,397	1,095	5,201	2,221
Stock-based compensation	865	1,820	1,904	4,112

Total operating expenses	6,987	5,507	14,196	11,164

Loss from operations	(5,407)	(4,743)	(10,001)	(9,548)
Minority interest	—	147	—	134
Interest income, net	719	1,239	1,643	2,755

Net loss	$(4,688)	$(3,357)	$(8,358)	$(6,659)

Net loss per share, basic and diluted	$(0.21)	$(0.16)	$(0.38)	$(0.31)
Weighted average shares outstanding, basic and diluted	21,954	21,355	21,898	21,240

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(8,358)	$(6,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	687	345
Amortization of stock-based compensation	1,879	3,806
Compensation related to consultant stock options	25	306
Deferred revenue	(841)	(138)
Deferred rent	(16)	(8)
Minority interest	—	(134)
Realized gain on short-term investments	(121)	(155)
Accrued interest on notes receivable from employees	(30)	(27)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,386	955
Accounts payable and accrued expenses	945	(150)

Net cash used in operating activities	(2,444)	(1,859)

INVESTING ACTIVITIES
Restricted cash, cash equivalents, and short-term investments	(12,163)	—
Purchase of property and equipment	(11,216)	(2,233)
Purchase of short-term investments	(30,342)	(37,901)
Proceeds from sale of short-term investments	32,242	28,494
Patents	(146)	(125)

Net cash used in investing activities	(21,625)	(11,765)

FINANCING ACTIVITIES
Proceeds from (payments on) long-term obligations	10,000	(9)
Proceeds from short-term loan	56	—
Issuance of common stock, net	105	76

Net cash provided by financing activities	10,161	67

Net decrease in cash and cash equivalents	(13,908)	(13,557)
Cash and cash equivalents at the beginning of the period	25,927	36,865

Cash and cash equivalents at the end of the period	$12,019	$23,308

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and disclosures thereto should be read in conjunction with the audited financial statements and disclosures thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related disclosures. Changes in the estimates may affect amounts reported in future periods.

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

In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million collateralized credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs. At June 30, 2002, we had approximately $5.0 million available for future financing needs under this credit facility. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who is assisting the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

On July 25, 2002, a petition was filed in the Superior Court of the State of California, County of San Diego, by the Torrey Hills Community Coalition, et al. against the City of San Diego, et al. seeking to compel the City of San Diego to revoke the approval which was previously issued with respect to the development of our proposed new corporate headquarters. This petition asserts that the City of San Diego failed to comply with or violated various legal requirements in connection with its approval of that development, but it does not seek monetary relief from the Company. We understand that the City of San Diego believes that it has complied with all the legal requirements for this project and therefore intends to vigorously oppose the petition. The Company is named as a real party in interest, and we also intend to vigorously oppose this petition and believe that it will not have a material adverse effect on our business.

4. Comprehensive Loss

Total comprehensive loss was $8,616,000 for the six months ended June 30, 2002, and $6,340,000 for the six months ended June 30, 2001. The difference between net loss and comprehensive loss is primarily due to the difference between market value and cost basis of the Company’s short-term marketable securities.

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

Since our formation, we have expended considerable resources on the development of our AMEsystem™ technology and the development of Vitaxin™, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995 to 1999 was allocated to preclinical development and initial clinical trials of Vitaxin. In 1999, we licensed Vitaxin to MedImmune, Inc. (“MedImmune”), which is responsible for future clinical development expenses and commercialization.

To date we have generated revenue from corporate collaborations, product candidate and technology licenses, royalties, and government grants. We have corporate collaborations with MedImmune, Inc., Eli Lilly and Company, Centocor, Inc., Chiron Corporation, CancerVax, Inc., Biosynexus Inc., Bristol-Myers Squibb Company, Seattle Genetics, Inc., and Aventis Pharmaceuticals, Inc., the final one through our majority owned subsidiary, Novasite. We have licensed intellectual property to Biosite Incorporated, formerly Biosite Diagnostics, Inc., in exchange for a nonrefundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health. Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

We have incurred losses since our inception. As of June 30, 2002, we had an accumulated deficit of $62.5 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our AMEsystem technology and the preclinical and clinical development of Vitaxin and our internal development projects. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

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

In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million collateralized credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs. At June 30, 2002, we had approximately $5.0 million available for future financing needs under this credit facility. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who is assisting the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

On July 25, 2002, a petition was filed in the Superior Court of the State of California, County of San Diego, by the Torrey Hills Community Coalition, et al. against the City of San Diego, et al. seeking to compel the City of San Diego to revoke the approval which was previously issued with respect to the development of our proposed new corporate headquarters. This petition asserts that the City of San Diego failed to comply with or violated various legal requirements in connection with its approval of that development, but it does not seek monetary relief from the Company. We understand that the City of San Diego believes that it has complied with all the legal requirements for this project and therefore intends to vigorously oppose the petition. The Company is named as a real party in interest, and we also intend to vigorously oppose this petition and believe that it will not have a material adverse effect on our business.

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

Revenue recognition

We recognize revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectibility is reasonably assured. In addition, we follow the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, which sets forth guidelines in the timing of revenue recognition based upon factors such as passage of title, installation, payments, and customer acceptance. Amounts received for upfront product candidate and technology license fees under multiple-element arrangements are deferred and recognized over the period of such services or performance if such arrangements require ongoing services or performance. Amounts received for milestones are recognized upon achievement of the milestone, unless the amounts received are creditable against royalties or we have ongoing performance obligations. Royalty revenue will be recognized upon sale of the related products, provided the royalty amounts are fixed and determinable and collection of the related receivable is probable. Any amounts received prior to satisfying our revenue recognition criteria will be recorded as deferred revenue in the accompanying balance sheets.

Patent costs

We capitalize the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At June 30, 2002, capitalized costs related to issued patents total approximately $471,000 (net of accumulated amortization) and approximately $1.5 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly have not recognized any impairment losses through June 30, 2002.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Revenues. Our revenue increased to $1.6 million for the quarter ended June 30, 2002, from $764,000 for the same period in 2001, an increase of approximately $836,000. The increase was primarily due to contract revenue recognized under our corporate collaborations.

Research and development. Research and development expenses increased to $3.7 million for the quarter ended June 30, 2002, from $2.6 million for the same period in 2001, an increase of $1.1 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects and corporate collaborations.

General and administrative. General and administrative expenses increased to $2.4 million for the quarter ended June 30, 2002, from $1.1 million for the same period in 2001, an increase of $1.3 million. The increase was primarily due to additional legal expenses incurred in our litigation against MorphoSys.

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

For the three months ended June 30, 2002, we recorded non-cash, stock-based compensation of $865,000 ($279,000 and $586,000 related to research and development and general and administrative, respectively), compared to $1.8 million ($569,000 and $1.2 million related to research and development and general and administrative, respectively) for the same period in 2001.

Interest income, net. Net interest income decreased to $719,000 for the quarter ended June 30, 2002, from $1.2 million for the same period in 2001, a decrease of approximately $481,000. The decrease was primarily due to lower interest rates and lower cash, cash equivalent, and short-term investment balances in 2002.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Revenues. Our revenue increased to $4.2 million for the six months ended June 30, 2002, from $1.6 million for the same period in 2001, an increase of approximately $2.6 million. The increase was primarily due to contract revenue and milestones recognized under our corporate collaborations.

Research and development. Research and development expenses increased to $7.1 million for the six months ended June 30, 2002, from $4.8 million for the same period in 2001, an increase of $2.3 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects and corporate collaborations.

General and administrative. General and administrative expenses increased to $5.2 million for the six months ended June 30, 2002, from $2.2 million for the same period in 2001, an increase of $3.0 million. The increase was primarily due to additional legal expenses incurred in our litigation against MorphoSys and the expansion of our corporate communication efforts.

For the six months ended June 30, 2002, we recorded non-cash, stock-based compensation of $1.9 million ($616,000 and $1.3 million related to research and development and general and administrative, respectively), compared to $4.1 million ($1.3 million and $2.8 million related to research and development and general and administrative, respectively) for the same period in 2001.

Interest income, net. Net interest income decreased to $1.6 million for the six months ended June 30, 2002, from $2.8 million for the same period in 2001, a decrease of $1.2 million. The decrease was primarily due to lower interest rates and lower cash, cash equivalent, and short-term investment balances in 2002.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we sold 5.3 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $21.9 million of cash from corporate collaborations through June 30, 2002.

As of June 30, 2002, we had approximately $76.4 million in restricted and unrestricted cash, cash equivalents, and short-term investments, compared to $80.2 million of unrestricted cash, cash equivalents, and short-term investments as of December 31, 2001.

For the six months ended June 30, 2002, we used cash of approximately $2.4 million in operating activities, net of non-cash charges for depreciation and patent amortization totaling $687,000, non-cash, stock based compensation totaling $1.9 million, a decrease in deferred revenue of $841,000, and changes in operating assets and liabilities of $4.3 million.

For the six months ended June 30, 2002, we used cash of approximately $21.6 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, purchase of land, preconstruction costs related to the development of our corporate headquarters and capital expenditures for other property and equipment to be used in our business. We expect to continue to make investments in our infrastructure, including development of our corporate headquarters, and purchasing other property and equipment to support our operations.

For the six months ended June 30, 2002, we generated cash of approximately $10.2 million from financing activities. Our financing activities consisted primarily of a collateralized loan from Merrill Lynch Bank USA. At June 30, 2002, we had approximately $5.0 million available for future financing needs under this credit facility. These funds are being used to finance expenses related to the Company’s new headquarters, which is under development.

We expect our cash requirements to increase significantly in 2002 as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and develop our corporate headquarters. We believe that our current cash, cash equivalents, and investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships, or other arrangements. We cannot ensure that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

We are at an early stage of development. We incurred a net loss of $8.4 million for the six months ended June 30, 2002, and our revenue for the same period was $4.2 million. Additionally, we have had net losses each year since inception and as of June 30, 2002, had an accumulated deficit of $62.5 million. We expect to report a net loss for fiscal year 2002, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from corporate collaborations and expect to continue to do so for the foreseeable future. Revenue from corporate collaborations is uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our AMEsystem technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more capital to continue our operations. We may seek additional funds from public and private stock offerings, corporate collaborations, borrowings under lease lines of credit or other sources. If we cannot raise more capital, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others product candidates or products that we otherwise would seek to commercialize ourselves. We expect that our current resources, together with future operating revenues, will be sufficient to fund operations for at least the next two years. The amount of capital we will need will depend on many factors, including:

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

While we have met with initial success in applying our AMEsystem technology, to prove its commercial value, we or our collaborators will need to commercialize biotherapeutics that we have optimized. Successful commercialization of biotherapeutics requires: preclinical testing, clinical trials, regulatory approval, and commercial manufacturing. It will take us or our collaborators many years to complete these steps for any biotherapeutic. If we or our collaborators do not undertake and successfully complete these activities, then our AMEsystem technology will be of little commercial value, and our ability to generate revenue will be limited. Currently, there is one product candidate, Vitaxin, in clinical trials that has been optimized using our technology.

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

Our strategy for developing and commercializing product candidates calls for us to enter into contractual arrangements with collaborators. We may be unsuccessful in attracting collaborators to develop and commercialize our product candidates. Some collaborators may not perform their obligations as we expect, or we may not derive any revenue from these arrangements. We do not know whether these collaborators will successfully develop and market any product candidates under their respective agreements. Moreover, some of our collaborators may acquire or develop competing technologies and product candidates targeted by our collaborative programs. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any collaborator may devote to the development and commercialization of product candidates under these collaborations. Our collaborators may terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Our collaborators may elect not to develop product candidates arising out of our collaborative arrangements or not to devote sufficient resources to develop, manufacture, market, or sell these product candidates.

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

We are highly dependent on the principal members of our management and scientific staff, particularly our President, Chief Executive Officer and Chairman of the Board, William D. Huse, M.D., Ph.D. If we lose their services we may not achieve our objectives. In addition, recruiting and retaining qualified scientific personnel to perform future research and development work will be critical to our success. We do not have sufficient personnel to fully execute our business plan, and there is currently a shortage of skilled executives and scientists, which is likely to continue. As a result, competition for experienced executives and scientists from numerous companies and academic and other research institutions may limit our ability to hire or retain personnel on acceptable terms. If we fail to attract and retain sufficient personnel, we may not be able to develop or implement our technology.

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

Future sales of our common stock by our stockholders under Rule 144 of the Securities Act of 1933 (“the Securities Act”), or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Shares of our common stock which are not held by our affiliates are eligible for sale in the public market in reliance on Rule 144(k) or Rule 701 under the Securities Act, without any volume restrictions. Additionally, we registered a total of 6,732,625 shares of common stock reserved for issuance under our stock plans. Some of our existing stockholders have rights to require us to register their shares for future sale.

Our financial condition could be affected by offerings of our subsidiary’s stock.

We could engage in future offerings or other sales of the common or preferred stock of our subsidiary, Novasite, if our board determines that it is in the best interests of the stockholders to pursue that course of action. This could adversely affect our business, financial condition, and results of operations. For example, any offering or other sale of a portion of our subsidiary’s stock could reduce the subsidiary’s contribution to our gross revenues.

We are subject to influence from our executive officers and directors who may vote in ways with which you disagree because they have interests both as managers and stockholders.

As of June 30, 2002, our officers and directors and their affiliates, in the aggregate, owned beneficially approximately 30% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and nongovernment debt securities. The average duration of all of our investments as of June 30, 2002, was less than two years. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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

On July 25, 2002, a petition was filed in the Superior Court of the State of California, County of San Diego, by the Torrey Hills Community Coalition, et al. against the City of San Diego, et al. seeking to compel the City of San Diego to revoke the approval which was previously issued with respect to the development of our proposed new corporate headquarters. This petition asserts that the City of San Diego failed to comply with or violated various legal requirements in connection with its approval of that development, but it does not seek monetary relief from the Company. We understand that the City of San Diego believes that it has complied with all the legal requirements for this project and therefore intends to vigorously oppose the petition. The Company is named as a real party in interest, and we also intend to vigorously oppose this petition and believe that it will not have a material adverse effect on our business.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)  The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, UBS PaineWebber Incorporated, formerly known as PaineWebber Incorporated, and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000, and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $3.6 million of the net offering proceeds for a portion of the repurchase of 1.2 million shares of our stock for $14.4 million, $3.7 million for purchases of property and equipment, and approximately $10.8 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities, and cash and cash equivalents.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2002, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting. As of April 22, 2002, the record date, 22,424,616 shares were entitled to vote at the Annual Meeting.

1.	The following Class II Director was elected:

a.	John F. Richards: 18,754,711 shares voted in favor of the nominee, and 21,124 shares withheld their vote;

b.	The following directors continue in office for their existing terms: Stanley T. Crooke Peter K. Hilal William D. Huse Clive A. Meanwell

2.	The selection of Ernst & Young LLP as the Company’s independent auditor was ratified. 18,712,232 shares voted in favor of the proposal, 63,443 shares voted against the proposal, and 160 shares abstained.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K during the second quarter

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	By:	/s/William D. Huse, M.D., Ph.D.

William D. Huse, M.D., Ph.D.Z President, Chief Executive Officer and Chairman of the Board

Date: August 14, 2002	By:	/s/Lawrence E. Bloch, M.D., J.D.

Lawrence E. Bloch, M.D., J.D. Chief Financial Officer and Secretary