Form 10-Q/A
period 2002-06-30
APPLIED MOLECULAR EVOLUTION INC
filed 2002-11-05
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2002.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________________ to _________________ .

Commission File No. 000-31101

APPLIED MOLECULAR EVOLUTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0374014
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

YES [X]        NO [   ]

As of June 30, 2002, 22,427,116 shares of the Registrant’s Common Stock were outstanding.

EXPLANATORY NOTE
SIGNATURES

EXPLANATORY NOTE

This Form 10-Q/A Quarterly Report for the period ending June 30, 2002 is being filed to amend the original Form 10-Q Quarterly Report filed August 14, 2002 to correct the number of shares of the Registrant’s Common Stock issued and outstanding as of June 30, 2002. Apart from correcting the number of shares of the Registrant’s Common Stock issued and outstanding, there are no other changes to the Form 10-Q Quarterly Report as originally filed.

In December of 2000, the Registrant repurchased one million two hundred thousand shares of its Common Stock, which now retain the status of treasury stock. The shares of treasury stock were inadvertently included in the number of shares outstanding set forth on the cover pages of the Registrant’s Annual Reports on Form 10-K filed March 19, 2001 and March 5, 2002 as well as its Quarterly Reports on Form 10-Q filed May 1, 2001, August 7, 2001, November 6, 2001, May 7, 2002 and August 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2002	By:	/s/ Lawrence E. Bloch, M.D., J.D.

Lawrence E. Bloch, M.D., J.D. Chief Financial Officer and Secretary