Form 10-Q
period 2002-09-30
APPLIED MOLECULAR EVOLUTION INC
filed 2002-11-05
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002.

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

YES [X]       NO [   ]

As of November 1, 2002, 20,580,566 shares of the Registrant’s Common Stock were outstanding.

APPLIED MOLECULAR EVOLUTION, INC.
FORM 10-Q INDEX

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$3,506	$25,927
Short-term investments	51,865	54,269
Prepaid expenses	358	429
Other current assets	1,340	3,385

Total current assets	57,069	84,010
Restricted cash	10,541	—
Property and equipment, net	14,051	3,223
Patents, net	1,973	1,865
Other assets	460	1,584

Total assets	$84,094	$90,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,758	$1,128
Accrued liabilities	2,238	1,173
Current portion of deferred revenue	619	1,967

Total current liabilities	4,615	4,268
Deferred revenue	217	394
Deferred rent	59	84
Long-term obligation	10,000	—
Minority interest	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 23,648,677 and 23,607,058 shares issued at September 30, 2002, and December 31, 2001, respectively	24	24
Additional paid-in capital	160,453	159,126
Deferred compensation	(1,781)	(4,373)
Notes receivable from employees	(925)	(880)
Accumulated other comprehensive income	729	587
Accumulated deficit	(67,611)	(54,148)
Less: Treasury stock at cost - 3,073,111 and 1,200,000 shares at September 30, 2002, and December 31, 2001, respectively	(21,686)	(14,400)

Total stockholders’ equity	69,203	85,936

Total liabilities and stockholders’ equity	$84,094	$90,682

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenues:
Contract revenue from collaborations	$1,199	$474	$3,979	$1,044
Other revenue	258	398	1,673	1,444

Total revenue	1,457	872	5,652	2,488

Operating expenses:
Research and development	3,315	2,834	10,406	7,665
General and administrative	2,972	1,145	8,173	3,366
Stock-based compensation	711	1,473	2,615	5,585

Total operating expenses	6,998	5,452	21,194	16,616

Loss from operations	(5,541)	(4,580)	(15,542)	(14,128)
Minority interest	402	180	402	314
Interest income, net	638	1,263	2,281	4,018
Other financing charges	(604)	—	(604)	—

Net loss	$(5,105)	$(3,137)	$(13,463)	$(9,796)

Net loss per share, basic and diluted	$(0.24)	$(0.15)	$(0.62)	$(0.46)
Weighted average shares outstanding, basic and diluted	21,227	21,440	21,672	21,308

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(13,463)	$(9,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,082	623
Amortization of stock-based compensation	2,583	5,260
Compensation related to consultant stock options	33	325
Deferred revenue	(1,526)	(167)
Deferred rent	(25)	(12)
Minority interest	(402)	(314)
Realized gain on short-term investments	(133)	(392)
Accrued interest on notes receivable from employees	(45)	(40)
Other financing charges	604	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,239	299
Accounts payable and accrued expenses	1,696	316

Net cash used in operating activities	(6,357)	(3,898)

INVESTING ACTIVITIES
Restricted cash	(10,541)	—
Purchase of property and equipment	(11,802)	(2,711)
Purchase of short-term investments	(57,390)	(52,721)
Proceeds from sale of short-term investments	60,071	51,547
Patents	(217)	(222)

Net cash used in investing activities	(19,879)	(4,107)

FINANCING ACTIVITIES
Proceeds from (payments on) long-term obligations	10,000	(14)
Proceeds from issuance of convertible notes	406	—
Issuance of common stock	213	76
Purchase of treasury stock	(7,286)	—
Investment in subsidiary by minority investors, net	482	—

Net cash provided by financing activities	3,815	62

Net decrease in cash and cash equivalents	(22,421)	(7,943)
Cash and cash equivalents at the beginning of the period	25,927	36,865

Cash and cash equivalents at the end of the period	$3,506	$28,922

Supplemental non-cash disclosure
Conversion of notes payable to equity in subsidiary	$(406)	$—

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

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Novasite Pharmaceuticals, Inc. (“Novasite”), and AME Torrey View, LLC (“Torrey View”). Novasite and Torrey View are 61% and 99% owned by AME. All significant intercompany accounts and transactions have been eliminated.

3. Commitments

On August 17, 2001, we entered into an Operating Agreement with Torrey View Phase II, L.P., to establish Torrey View. On March 4, 2002, Torrey View purchased a 10.73-acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company intends to develop this property over the next few years as its corporate headquarters.

In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs, and as of September 30, 2002, we had approximately $5.0 million available for future financing needs under this credit facility. As of September 30, 2002, restricted cash of approximately $10.5 million collateralized the outstanding loan balance. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who is assisting the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

On July 25, 2002, a petition was filed in the Superior Court of the State of California, County of San Diego, by the Torrey Hills Community Coalition, et al. against the City of San Diego, et al. seeking to compel the City of San Diego to revoke the approval which was previously issued with respect to the development of our corporate headquarters. A petition was also filed by the Del Mar Union School District on October 25, 2002, seeking a similar legal remedy. These petitions assert that the City of San Diego failed to comply with or violated various legal requirements in connection with its approval of that development, but they do not seek monetary relief from the Company. We understand that the City of San Diego believes that it has complied with all legal requirements for this project and therefore intends to vigorously oppose these petitions. The Company is named as a real party in interest, and we also intend to vigorously oppose these petitions and believe that they will not have a material adverse effect on our business.

4. Comprehensive Loss

Total comprehensive loss was $13,321,000 for the nine months ended September 30, 2002, and $9,202,000 for the nine months ended September 30, 2001. The difference between net loss and comprehensive loss is primarily due to the difference between market value and cost basis of the Company’s short-term marketable securities.

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

6. Novasite Financing

In August 2002, the Company’s subsidiary, Novasite, received $350,000 from a private placement of 10% convertible notes with a minority investor of Novasite. The notes plus accrued interest were converted at a discounted price into preferred stock of Novasite in connection with a financing which closed on September 30, 2002. Novasite recorded a debt discount of $477,000 related to the beneficial conversion feature of the notes and the full amount of the debt discount was recorded as other financing charges as of September 30, 2002. John F. Richards, one of our directors, is the President of Crabtree Ventures, L.L.C., the general partner of Crabtree Ventures, L.P., which as the minority investor, provided the funding for the private placement.

In connection with the issuance of these convertible notes, Novasite issued warrants to purchase 350,000 shares of preferred stock. The warrants are fully vested and expire in August 2006. Novasite recorded a debt discount related to the warrants of $127,000 based upon a Black-Scholes valuation, which was recorded as other financing charges as of September 30, 2002, when the notes were converted.

In addition to the conversion of notes and related accrued interest, which totaled $554,041, Novasite received cash of $500,000 and issued 1,430,304 shares of preferred stock.

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

We have incurred losses since our inception. As of September 30, 2002, we had an accumulated deficit of $67.6 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our AMEsystem technology and the preclinical and clinical development of Vitaxin and our internal development projects. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

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

In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs, and as of September 30, 2002, we had approximately $5.0 million available for future financing needs under this credit facility. As of September 30, 2002, restricted cash of approximately $10.5 million collateralized the outstanding loan balance. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who is assisting the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

On July 25, 2002, a petition was filed in the Superior Court of the State of California, County of San Diego, by the Torrey Hills Community Coalition, et al. against the City of San Diego, et al. seeking to compel the City of San Diego to revoke the approval which was previously issued with respect to the development of our corporate headquarters. A petition was also filed by the Del Mar Union School District on October 25, 2002, seeking a similar legal remedy. These petitions assert that the City of San Diego failed to comply with or violated various legal requirements in connection with its approval of that development, but they do not seek monetary relief from the Company. We understand that the City of San Diego believes that it has complied with all legal requirements for this project and therefore intends to vigorously oppose these petitions. The Company is named as a real party in interest, and we also intend to vigorously oppose these petitions and believe that they will not have a material adverse effect on our business.

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

We believe that the following critical accounting policies affect the significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Patent costs

We capitalize the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At September 30, 2002, capitalized costs related to issued patents total approximately $451,000 (net of accumulated amortization) and approximately $1.5 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. While the Company’s current and historical operating and cash flow losses are indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly have not recognized any impairment losses through September 30, 2002.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Revenues. Our revenue increased to $1.5 million for the quarter ended September 30, 2002, from $872,000 for the same period in 2001, an increase of approximately $628,000. The increase was primarily due to contract revenue recognized under our corporate collaborations.

Research and development. Research and development expenses increased to $3.3 million for the quarter ended September 30, 2002, from $2.8 million for the same period in 2001, an increase of approximately $500,000. The increase was primarily due to increased scientific staffing and the expansion of scientific activities in support of our internal development projects and corporate collaborations.

General and administrative. General and administrative expenses increased to $3.0 million for the quarter ended September 30, 2002, from $1.1 million for the same period in 2001, an increase of $1.9 million. The increase was primarily due to additional legal expenses incurred in our litigation against MorphoSys.

Stock-based compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the estimated fair value of our common stock on the date the options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized on an accelerated basis in accordance with FASB Interpretation No. 28 over the vesting periods of the related options, which is generally four years.

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

For the three months ended September 30, 2002, we recorded non-cash, stock-based compensation of $711,000 ($229,000 and $482,000 related to research and development and general and administrative, respectively), compared to $1.5 million ($470,000 and $1.0 million related to research and development and general and administrative, respectively) for the same period in 2001.

Interest income, net. Net interest income decreased to $638,000 for the quarter ended September 30, 2002, from $1.3 million for the same period in 2001, a decrease of approximately $662,000. The decrease was primarily due to lower interest rates and lower cash, cash equivalent, and short-term investment balances in 2002.

Other financing charges. We incurred other financing charges of $604,000 for the three-month period ended September 30, 2002, compared to no charges for the three-month period ended September 30, 2001. The increase is due to a non-cash finance charge related to the issuance and conversion of convertible debt at below market price and the issuance of warrants by our subsidiary, Novasite, to one of its minority investors (see note 6).

Nine Months Ended September 30, 2002, Compared to Nine Months Ended September 30, 2001

Revenues. Our revenue increased to $5.7 million for the nine months ended September 30, 2002, from $2.5 million for the same period in 2001, an increase of approximately $3.2 million. The increase was primarily due to contract revenue and milestones recognized under our corporate collaborations.

Research and development. Research and development expenses increased to $10.4 million for the nine months ended September 30, 2002, from $7.7 million for the same period in 2001, an increase of $2.7 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects and corporate collaborations.

General and administrative. General and administrative expenses increased to $8.2 million for the nine months ended September 30, 2002, from $3.4 million for the same period in 2001, an increase of $4.8 million. The increase was primarily due to additional legal expenses incurred in our litigation against MorphoSys, the expansion of our administrative infrastructure and additional staff.

For the nine months ended September 30, 2002, we recorded non-cash, stock-based compensation of $2.6 million ($845,000 and $1.8 million related to research and development and general and administrative, respectively), compared to $5.6 million ($2.0 million and $3.6 million related to research and development and general and administrative, respectively) for the same period in 2001.

Interest income, net. Net interest income decreased to $2.3 million for the nine months ended September 30, 2002, from $4.0 million for the same period in 2001, a decrease of $1.7 million. The decrease was primarily due to lower interest rates and lower cash, cash equivalent, and short-term investment balances in 2002.

Other financing charges. We incurred other financing charges of $604,000 for the nine-month period ended September 30, 2002, compared to no charges for the nine-month period ended September 30, 2001. The increase is due to a non-cash finance charge related to the issuance and conversion of convertible debt at below market price and the issuance of warrants by our subsidiary, Novasite, to one of its minority investors (see note 6).

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we sold 5.3 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $22.1 million of cash from corporate collaborations through September 30, 2002.

As of September 30, 2002, we had approximately $55.4 million in unrestricted cash, cash equivalents, and short-term investments, compared to $80.2 million of unrestricted cash, cash equivalents, and short-term investments as of December 31, 2001. In addition, we had restricted cash of approximately $10.5 million as of September 30, 2002, which has been pledged as collateral for the $10 million credit facility from Merrill Lynch Bank USA.

For the nine months ended September 30, 2002, we used cash of approximately $6.4 million in operating activities, net of non-cash charges for depreciation and patent amortization totaling $1.1 million, non-cash, stock based compensation totaling $2.6 million, a decrease in deferred revenue of $1.5 million, and changes in operating assets and liabilities of $4.9 million.

For the nine months ended September 30, 2002, we used cash of approximately $19.9 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, purchase of land, preconstruction costs related to the development of our corporate headquarters and capital expenditures for other property and equipment to be used in our business. We expect to continue to make investments in our infrastructure, including development of our proposed corporate headquarters, and purchasing other property and equipment to support our operations.

For the nine months ended September 30, 2002, we generated cash of approximately $3.8 million from financing activities. We generated cash of approximately $10.0 million from a collateralized loan from Merrill Lynch Bank USA, and from an investment by minority investors in our subsidiary Novasite of $888,000, offset by the repurchase of approximately 1.9 million shares of our common stock for approximately $7.3 million. At September 30, 2002, we had approximately $5.0 million available for future financing needs under this Merrill Lynch Bank USA credit facility. These funds are available to be used to finance the Company’s headquarters.

We expect our cash requirements to increase significantly as we continue our research and development efforts, hire additional personnel, grow our administrative support activities and finance the development of the Company’s corporate headquarters. We believe that our current cash, cash equivalents, and investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships, or other arrangements. We cannot ensure that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

We are at an early stage of development. We incurred a net loss of $13.5 million for the nine months ended September 30, 2002, and our revenue for the same period was $5.7 million. Additionally, we have had net losses each year since inception and as of September 30, 2002, had an accumulated deficit of $67.6 million. We expect to report a net loss for fiscal year 2002, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from corporate collaborations and expect to continue to do so for the foreseeable future. Revenue from corporate collaborations is uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our AMEsystem technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We may need to raise more capital to continue our operations. We may seek additional funds from public and private stock offerings, corporate collaborations, borrowings under lease lines of credit or other sources. If we cannot raise more capital, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others product candidates or products that we otherwise would seek to commercialize ourselves. We expect that our current resources, together with future operating revenues, will be sufficient to fund operations for at least the next two years. The amount of capital we will need will depend on many factors, including:

•	the success of our research and development efforts

•	our ability to establish collaborative agreements

•	our costs of prosecuting and maintaining patents

•	the market and competing technological developments

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

To date we have announced the optimization of only proteins from the classes of antibodies and enzymes for corporate collaborators and internal development projects. If, through the application of our AMEsystem technology we are unable to optimize other types of proteins, the scope of our potential business will be significantly limited.

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

As of September 30, 2002, our officers and directors and their affiliates, in the aggregate, owned beneficially approximately 28% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, and government and nongovernment debt securities. The average duration of all of our investments as of September 30, 2002, was less than two years. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

Changes in Internal Controls.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

On July 25, 2002, a petition was filed in the Superior Court of the State of California, County of San Diego, by the Torrey Hills Community Coalition, et al. against the City of San Diego, et al. seeking to compel the City of San Diego to revoke the approval which was previously issued with respect to the development of our corporate headquarters. A petition was also filed by the Del Mar Union School District on October 25, 2002, seeking a similar legal remedy. These petitions assert that the City of San Diego failed to comply with or violated various legal requirements in connection with its approval of that development, but they do not seek monetary relief from the Company. We understand that the City of San Diego believes that it has complied with all legal requirements for this project and therefore intends to vigorously oppose these petitions. The Company is named as a real party in interest, and we also intend to vigorously oppose these petitions and believe that they will not have a material adverse effect on our business.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)  The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, UBS PaineWebber Incorporated, formerly known as PaineWebber Incorporated, and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000, and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $10.9 million of the net offering proceeds for a portion of the repurchase of approximately 3.1 million shares of our stock for $21.7 million, $5.0 million for purchases of property and equipment, and approximately $15.3 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities, and cash and cash equivalents.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.28 Employment Agreement with William L. Respess, dated June 7, 2002.

(b)  Reports on Form 8-K during the third quarter

On August 21, 2002, we filed a report on Form 8-K, with exhibits attached thereto, reporting under Item 5 the repurchase of 1,873,111 shares of our common stock.

On September 23, 2002, we filed a report on Form 8-K, with exhibits attached thereto, reporting under Item 6 the resignations of three of our directors.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2002	By:	/s/ William D. Huse, M.D., Ph.D.
William D. Huse, M.D., Ph.D. President, Chief Executive Officer and Chairman of the Board

Date: November 5, 2002	By:	/s/ Lawrence E. Bloch, M.D., J.D.
Lawrence E. Bloch, M.D., J.D. Chief Financial Officer and Secretary

CERTIFICATIONS

I, William D. Huse, M.D., Ph.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Molecular Evolution, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	By:	/s/ William D. Huse, M.D., Ph.D.
William D. Huse, M.D., Ph.D. President, Chief Executive Officer and Chairman of the Board

I, Lawrence E. Bloch, M.D., J.D., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Applied Molecular Evolution, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	By:	/s/ Lawrence E. Bloch, M.D., J.D.
Lawrence E. Bloch, M.D., J.D. Chief Financial Officer and Secretary