Form 10-K
period 2002-12-31
APPLIED MOLECULAR EVOLUTION INC
filed 2003-03-04
CIK 1111312

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31101

Applied Molecular Evolution, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0374014 (I.R.S. Employer Identification No.)

3520 Dunhill Street

San Diego, CA 92121
(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code:

(858) 597-4990

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☑          No ☐

      The aggregate market value of the shares of Common Stock held by non-affiliates of the Company, based upon the closing price of the Common Stock on June 30, 2002, as reported on the Nasdaq National Market, was approximately $93,612,620. Shares of Common Stock held by each executive officer and director and by each person who owned 10% or more of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 20,589,191 shares outstanding of the registrant’s Common Stock as of February 20, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s Annual Meeting of Stockholders to be held in 2003, is incorporated by reference in Part III, Items 10, 11, 12 and 13 on this Form 10-K.

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

Item 1.     Business

Overview

      Applied Molecular Evolution, Inc. (the “Company” or “AME”), a Delaware corporation, was incorporated on August 14, 1989. We are a leader in the application of directed molecular evolution to the optimization and development of human biotherapeutics. Directed molecular evolution is a process for optimizing genes and proteins for specific commercial purposes. Our technology has been validated by, among other things, the ongoing clinical trials of VitaxinTM, a humanized and optimized therapeutic monoclonal antibody candidate, that AME licensed to MedImmune, Inc. (“MedImmune”), the successful creation of NumaxTM candidates by optimizing Synagis® for MedImmune and the engineering of product candidates AME-527 and AME-133, optimized versions of the FDA-approved, currently marketed monoclonal antibodies Remicade® and Rituxan®, respectively. We use our proprietary AMEsystemTM technology to rapidly create improvements in proteins that would be less efficient and more expensive to achieve through conventional methods. Since our inception, our principal focus has been on applying our technology to human biotherapeutics, the largest and most profitable target market for directed molecular evolution. We plan to use our directed molecular evolution technology to develop improved versions of FDA-approved, currently marketed, biopharmaceuticals as well as novel human biotherapeutics.

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

Biotechnology and Its Current Limitations

      A segment of the biotechnology industry aims to discover genes from natural sources and subsequently develop proteins with important commercial applications from these genes.

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

To date, tens of thousands of genes have already been identified. In spite of these recent successes, genomics companies have been limited in their ability to develop commercially successful protein products. As described above, a major reason for this limitation is that naturally occurring genes produce proteins that have not been evolved for specific commercial purposes, and they typically yield proteins that may be deficient with respect to characteristics including safety, efficacy, potency, convenience (e.g. serum half-life and route of administration), manufacturing cost and intellectual property.

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

      There are three fundamental steps in the process of directed molecular evolution. In the first step, a library, or collection, of genes is created by introducing changes in the initial gene that produces the protein of interest. Ideally, this library of genes should contain the optimal amount of genetic diversity. If the process introduces too much genetic diversity, the efficiency of directed molecular evolution may be significantly reduced because excessive change in the genes of interest is likely to destroy the function of most resulting proteins. Conversely, the creation of an insufficient amount of genetic diversity significantly reduces the probability of producing an optimized protein. The second step involves expressing proteins from all the different genes that were produced in the first step to create a library of diverse proteins. The third step in the process entails screening, or evaluating, this library to identify those proteins with improvements in the desired characteristics. The process is then repeated until a sufficiently improved protein is identified.

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

     Gene Shuffling

      Gene shuffling involves cleaving a collection of genes into fragments and then recombining the fragments to create new gene variants. Gene shuffling does not control the extent or precise location of changes introduced into the gene of interest nor does it explore the full range of protein diversity. These shortcomings significantly limit the usefulness of this approach in developing improved proteins:

•	Completeness of Diversity: Gene shuffling generally lacks the ability to substitute each of the 20 human amino acids at a particular location in a protein. For example, if all the various genes in a gene family have the same codon ATG, that codes for the amino acid methionine, at a certain position, they will each produce a protein that contains a methionine at that same position. If this family of genes is then shuffled in an effort to create genetic diversity, all the gene variants that are produced will still have the same codon ATG at the same position. Therefore, in this particular situation, shuffling fails to introduce any of the other 19 possible human amino acids at the same position in the protein. If modifying that particular amino acid is necessary to enhancing the protein’s function, gene shuffling will be unable to produce an optimized protein.

•	Extent of Change: The very nature of gene shuffling requires the cleavage of a collection of genes in multiple locations. Consequently, the shuffling process cannot precisely control the number of changes introduced into the genes. The greater the number of changes, the more likely it is that harmful changes will be introduced. Furthermore, extensive change requires the screening of larger libraries, which is more time-consuming and expensive.

•	Location of Change: The gene shuffling approach lacks the ability to precisely control where changes are introduced into a gene. This limitation severely curtails the application of this technology to developing biotherapeutics because changing just a single amino acid at an inappropriate location can adversely impact the safety, efficacy, potency, convenience, manufacturing costs and intellectual property of a biotherapeutic.

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

Our AMEsystem Technology

      We use our proprietary AMEsystem technology to improve the function of a target protein in order to enhance its commercial potential. The components of our AMEsystem are precise and efficient methods for conducting the three fundamental steps of directed molecular evolution and address the limitations of alternative directed molecular evolution approaches. There are three components to our AMEsystem technology:

•	DirectAME TM: DirectAME is a gene synthesis process that enables the rapid production of a library of variant genes based on an initial gene.

•	ExpressAME TM: ExpressAME consists of gene expression systems that efficiently produce proteins from the genes generated using DirectAME.

•	ScreenAME TM: ScreenAME is a series of tests or assays which facilitate the identification of proteins with the optimal, desired commercial properties from the protein libraries produced using ExpressAME.

     Step One: DirectAME

      Our patented DirectAME technology addresses the limitations of competing directed molecular evolution approaches by rapidly and precisely generating the appropriate amount of genetic diversity, thereby significantly increasing the probability of creating and identifying functionally improved proteins. In contrast to some alternative directed molecular evolution approaches, our DirectAME approach has the following strengths:

•	Completeness of Diversity: When optimizing the function of a protein by applying directed molecular evolution technology, it is critical that all 20 possible human amino acids be evaluated at each position of interest in the protein. By changing codons as opposed to single nucleotides, our patented DirectAME technology ensures that all 20 possible human amino acids are expressed at each position of interest within the protein. Competing approaches which cannot achieve such complete and focused diversity produce enormous protein libraries that are not economically feasible to screen.

•	Extent of Change: The simultaneous introduction of a large number of amino acid changes in each protein in a library is undesirable because most amino acid changes are detrimental to the function of a protein. If multiple changes are made at once, the majority of the proteins produced will not possess the desired function, necessarily complicating the subsequent screening process. We can use our DirectAME technology to create a diverse library of proteins that differ from the initial target protein by a specific number of amino acids. In doing so, we significantly increase the probability of preserving the desired characteristics while keeping the number of proteins at a level that is efficient to express and screen. As we repeat the process, we introduce additional changes into the protein and retain only those changes that combine to produce a protein with improved function.

•	Location of Change: Our DirectAME technology has the ability to change specific, carefully targeted areas of a gene and ultimately a protein. This ability to precisely alter a specific region of a target protein greatly facilitates the synthesis of more focused libraries, significantly increasing the likelihood of identifying improved proteins. The ability to change specific regions of a protein in a deliberate and precise manner while leaving all other regions unchanged has profound implications for the development of new biotherapeutics as well as for improving FDA-approved, currently marketed biopharmaceuticals. Optimizing monoclonal antibodies demonstrates the importance of having the ability to change amino acids only at specific locations. While antibodies are relatively large proteins consisting of hundreds of amino acids, the crucial sites on an antibody that determine its affinity or ability to bind to a particular target, constitute less than 5% of the overall protein. These sites consist of six different stretches of amino acids that are separated from one another. Therefore, antibody affinity optimization requires the ability to precisely confine amino acid changes to these six specific regions while leaving the remainder of the antibody unchanged.

     Step Two: ExpressAME

      Our ExpressAME technology encompasses a number of proprietary gene expression systems that we use to produce protein libraries. A unique feature of our ExpressAME system is that it enables us to apply our directed molecular evolution technology to virtually any protein, including those that cannot be functionally expressed in bacteria. A significant shortcoming of certain competing technologies is that they rely primarily on bacterial expression systems. However, many FDA-approved, currently marketed, biopharmaceuticals cannot be expressed in their functional, properly folded states by bacteria, and thus require expression in mammalian cells. ExpressAME has been developed specifically to address the technical challenges of conducting directed molecular evolution in both bacterial and mammalian cells.

     Step Three: ScreenAME

      Our ScreenAME technology is a set of broadly applicable proprietary tests or assays that are highly sensitive and capable of characterizing thousands to millions of proteins simultaneously. In selecting a screen for use in the directed molecular evolution process, there is often a trade-off between the speed of throughput, the rate at which proteins can be screened, and the ability to predict the functional performance of the protein in the human body. We believe that using the most predictive screen available, regardless of its throughput, is essential for identifying the most improved proteins. By using our AMEsystem technology, we have the flexibility to create libraries of proteins which are appropriately matched to the throughput of the particular screen that is being used. If the most predictive screen that is available is low throughput, we can use DirectAME to create smaller, more focused libraries containing proteins that have each been changed at only one or two amino acid positions. Alternatively, when a high throughput and highly predictive screen is available, DirectAME can be used to generate larger protein libraries with multiple amino acid substitutions. In contrast, certain competing technologies that do not have the control and precision of DirectAME, and which therefore produce larger, less focused protein libraries, predominantly rely on high throughput screens, which are often less predictive.

     Repeating the Process

      We repeat the process starting with one or more of the improved proteins produced by our AMEsystem to further improve the function of the target protein. We can also combine beneficial amino acid changes identified in the initial protein library as a second strategy to achieve the same objective.

Market Opportunities

      While virtually any product or process that utilizes or could utilize DNA or proteins might be improved though the application of our technology, we focus our efforts on the biotherapeutic market, the largest and most profitable target market for directed molecular evolution. We believe that the level of technological sophistication and precision required to improve FDA-approved, currently marketed, biopharmaceuticals as well as to develop novel biotherapeutic candidates is significantly greater than that required by other potential target markets for directed molecular evolution technologies. Since our inception, we have focused on developing and optimizing our AMEsystem technology to address the multibillion-dollar market opportunities in human biotherapeutics.

     Biotherapeutics

      Proteins are essential to all cellular processes and have tremendous commercial value, particularly in the pharmaceutical industry. The worldwide sales of therapeutic proteins are projected to approach $24.0 billion by 2010. The biotherapeutic market encompasses four major classes of compounds, each with tremendous potential to improve human health:

•	Antibodies: Antibodies currently represent the fastest growing biotherapeutic product category in dollar and percentage terms, due to the application of recently developed, novel approaches for generating, modifying and manufacturing antibodies. In 2002, worldwide sales for Synagis, a therapeutic antibody marketed by MedImmune, totaled more than $600.0 million. As demonstrated with our corporate collaborations and by our own internal development projects, our proprietary AMEsystem technology enables us to optimize antibodies with respect to safety, efficacy, potency, convenience, manufacturing cost and intellectual property.

•	Cytokines: Cytokines are proteins secreted by cells that regulate the body’s immune system as well as its responses to inflammation. Cytokines have been implicated in a wide variety of diseases such as rheumatoid arthritis, sepsis and lupus that afflict millions of individuals. A well-studied cytokine is granulocyte-colony- stimulating factor, commonly known as G-CSF, which acts on the bone marrow to increase its production of white blood cells.

•	Hormones: Hormones are proteins that are critical to the daily function and normal growth and development of the human body. Many of the most debilitating and chronic human diseases are due to hormone deficiencies. Human growth hormone, for example, is a naturally occurring human protein produced in the pituitary gland that regulates metabolism and is responsible for growth in children.

•	Enzymes: Enzymes constitute the majority of proteins in all cells. These proteins speed up cellular processes and are therefore critical to the normal function of cells. Enzymatic deficiencies are often fatal. Gaucher’s disease, for example, is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency in an important enzyme called glucocerebrosidase. Administration of the synthetic form of this enzyme, called Cerezyme®, is currently the only treatment available to these patients. As demonstrated through our work on our product candidate AME-359, an optimized version of the human serum enzyme butyrylcholinesterase (“BChE”), that is funded by the National Institutes of Health, (“NIH”), our proprietary AMEsystem technology enables us to optimize enzymes with respect to catalytic activity.

Commercial Problems Solved Using Our AMEsystem Technology

      By applying our proprietary AMEsystem technology, we have successfully addressed many significant challenges involved in the biopharmaceutical development process. We believe that our technology platform has been validated through its successful application to critical, time-sensitive projects for MedImmune, Eli Lilly and Company (“Lilly”), Chiron Corporation (“Chiron”), Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), Seattle Genetics, Inc. (“Seattle Genetics”) and CancerVax, Inc. (“CancerVax”).

     Increased Potency

      The use of Synagis, MedImmune’s monoclonal antibody against Respiratory Syncytial Virus (“RSV”), is limited to the treatment of high-risk infants due to the biopharmaceutical’s high cost and requirement for intramuscular administration. By using our directed molecular evolution technology, we created several new product candidates for MedImmune that have been demonstrated in disease models to be at least 10 times more potent than Synagis. MedImmune is expected to initiate clinical trials with one of these candidates, and if successful, market it as NumaxTM. If Numax’s significantly increased potency is confirmed in human clinical trials, MedImmune could develop Numax for increased efficacy, additional indications, reduce production costs and pursue various delivery forms to broaden the product’s use.

Decreased Manufacturing Costs

      A significant manufacturing problem was encountered during the development of VitaxinTM, a monoclonal antibody (“MAb”) product candidate designed to treat diseases including cancer and arthritis by inhibiting new blood vessel formation, a process known as anti-angiogenesis. A particular structural feature in the first-generation antibody made it susceptible to significant degradation during the manufacturing process, resulting in a loss of over 70% of the product yield. By applying our AMEsystem technology to Vitaxin, we successfully created a second-generation version of the antibody that is significantly more stable than its predecessor. Our directed molecular evolution technology decreased manufacturing costs by improving the yield by more than 300% and also increased the affinity of the antibody for its target by 90-fold. Second-generation Vitaxin entered two Phase I clinical trials for cancer and one Phase I clinical trial for rheumatoid arthritis with MedImmune during 2001, and may enter Phase II clinical trails in 2003.

Increased Safety

      AME-527 is a humanized and optimized version of Remicade, a chimeric (part-human, part-mouse) anti-Tumor Necrosis Factor alpha (“TNF alpha”) antibody which the FDA has approved for treatment of rheumatoid arthritis and Crohn’s disease. AME 527 is currently in preclinical development at AME for the treatment of rheumatoid arthritis. A potential limitation of Remicade stems from the mouse component of this antibody which renders it immunogenic. Certain patients develop antibodies to the mouse portion which may not only decrease the efficacy of Remicade, but also increase the probability of patients experiencing an adverse effect, such as an infusion reaction. By applying our frAMEworksTM germline humanization and optimization technology to Remicade, we created AME-527. Our humanized and optimized, higher-affinity anti-TNF alpha MAb has the potential to reduce the immunogenicity issues associated with Remicade while potentially improving its efficacy as well.

Enhanced Convenience

      AME-133 is a humanized and optimized anti-CD20 MAb in preclinical development for the treatment of non-Hodgkin’s Lymphoma (“NHL”). In AME’s head-to-head comparisons, this next-generation anti-CD20 MAb displayed superior potency in vitro to Rituxan, an FDA-approved, currently marketed anti-CD20 therapeutic MAb. AME-133 exhibited higher affinity than Rituxan in in vitro models and greater than 10-fold improved killing of human cancer cells in comparison to Rituxan as demonstrated in ex vivo cell-based assays. This increased potency could lead to a more convenient subcutaneous route of administration than the time-consuming and inconvenient intravenous administration required for Rituxan.

Enabling the Commercialization of a Discovery Technology

      Subtractive immunization is a novel approach to discover antibodies that recognize unique therapeutic targets. However, this approach usually results in low-affinity antibodies that are unlikely to be commercially successful. By applying our AMEsystem technology to this problem, we can increase the affinity of antibodies produced by this process. For Cell-Matrix, Inc. (“Cell-Matrix”), we optimized HUI77 and HUIV26, anti-angiogenic mouse antibodies discovered using subtractive immunization, which could enable the commercialization of these antibodies. CancerVax acquired Cell-Matrix in January 2002 and is in preclinical development with these optimized antibodies.

Business Strategy

      We are a leader in applying directed molecular evolution to the optimization and development of human biotherapeutics. We have selected biotherapeutics as our primary target market because it is the largest and highest margin market for directed molecular evolution. We are using our proprietary AMEsystem technology to significantly improve important characteristics of established biopharmaceuticals, acting independently or in collaboration with the initial developer. Our business strategy includes four basic elements:

•	Optimize Currently Marketed Biopharmaceuticals. We have optimized FDA-approved, currently marketed biopharmaceuticals to create improved versions of these biotherapeutics with potentially broader patent protection, including product candidates AME-527 and AME-133, optimized versions of Remicade and Rituxan, respectively. We believe that focusing on approved products with known therapeutic profiles and proven markets represent an attractive, lower risk development strategy. We plan to optimize and develop product candidates that we believe have lower development risks and target large, highly profitable markets.

•	Develop Novel Biotherapeutics. We plan to access and develop novel human biotherapeutic candidates from a wide variety of sources including leading academic institutions and corporate collaborations. We also expect genomics and the sequencing of the human genome to yield an expanding number of novel proteins to optimize and commercially develop.

•	Leverage Corporate Collaborations. We plan to continue to expand the number of our corporate collaborations with leading pharmaceutical and biotechnology companies that are facing technical challenges to the development and commercialization of their therapeutic protein candidates and to leverage these corporate collaborations to expand our pipeline of product candidates. Our goal is to combine our expertise with that of our collaborators. We believe that we can add the greatest value to a project by applying our AMEsystem technology early on in the development process while relying on our collaborators to further develop and commercialize the improved product candidates. Corporate collaborators provide financial support for research and development, potential milestone payments and royalties on the sale of any products resulting from the collaboration.

•	Enhance Our AMEsystem Technology. We plan to continue to develop our AMEsystem technology by investing significantly in research and development while simultaneously protecting and expanding our leading intellectual property position in directed molecular evolution. We plan to license and acquire from others technologies that complement and expand our core capabilities.

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

MedImmune

      In February 1999, we entered into a four-antibody corporate collaboration with MedImmune. The agreement covers the licensing of Vitaxin to MedImmune as well as the optimization of three additional antibodies, including Synagis and an antibody against IL-9. Licenses granted under this agreement are exclusive and worldwide covering the right to research, develop, sell and sublicense. The business terms of the agreement includes research and development support, potential milestone payments, royalties on the sales of products resulting from the collaboration and an equity investment. The duration of the research and development aspect of this agreement was extended through February 2004.

      Synagis, MedImmune’s monoclonal antibody against RSV, is limited to the treatment of high-risk infants due to the biopharmaceutical’s high cost and requirement for intramuscular administration. By using our directed molecular evolution technology, we created several new product candidates for MedImmune that have been demonstrated in disease models to be at least 10 times more potent than Synagis. MedImmune is expected to initiate clinical trials with one of these candidates, and if successful, market it as Numax. This more potent version of Synagis could enable MedImmune to increase efficacy, address additional indications, reduce production costs and pursue additional methods for administering the protein therapeutic in order to broaden the product’s use.

      Vitaxin is an anti-angiogenic antibody with potential applications in cancer and arthritis. We licensed LM609, the mouse antibody from which Vitaxin was derived, from The Scripps Research Institute. We then optimized LM609 to overcome a potential immune reaction in humans and licensed it to MedImmune.

MedImmune is now in clinical development with a second-generation version of Vitaxin that we developed using our AMEsystem technology. This version of the antibody has significantly improved affinity as well as decreased manufacturing costs. MedImmune initiated Phase I clinical trials for cancer and rheumatoid arthritis with this antibody during 2001, and may enter Phase II clinical trails in 2003.

      Anti-IL-9 is an antibody with potential applications in respiratory disease including asthma.

Lilly

      In December 2001, we entered into a corporate collaboration covering the optimization of an antibody and a non-antibody protein therapeutic candidate with Lilly. Under the terms of the agreement, AME received an upfront signing fee and may receive milestone payments and royalties on the sales of products resulting from the collaboration. In February 2002, an additional agreement was entered into by AME and Lilly to include the optimization of an additional antibody therapeutic candidate.

Chiron

      In December 2001, we entered in to a corporate collaboration covering the optimization of a non-antibody protein therapeutic candidate with Chiron. Under the terms of the agreement, AME received an upfront signing fee and may receive milestone payments and royalties on the sales of products resulting from the collaboration.

Centocor

      In May 2002, we entered into a corporate collaboration covering the optimization of an antibody protein therapeutic candidate with Centocor. Under the terms of the agreement, AME received an upfront signing fee and may receive milestone payments and royalties on the sales of products resulting from the collaboration.

CancerVax

      In November 1999, we entered into a corporate collaboration covering up to four novel antibody therapeutic candidates with Cell-Matrix. During 2000, we completed the optimization of the first two compounds, and the agreement was not extended to include the remaining two potential compounds. Under the terms of the agreement, AME may receive milestone payments and royalties on the sales of products resulting from the collaboration. CancerVax acquired Cell-Matrix in January 2002. Research under this collaboration has been completed.

Biosynexus

      In December 2000, we entered into a corporate collaboration covering the optimization of an antibody therapeutic candidate, HU96-110, with Biosynexus. During 2001 we completed the optimization of HU96-110, which is being developed for the treatment of staphylococcal bacterial infections. Under the terms of the agreement AME received research and development support and may receive milestone payments and royalties on the sale of products resulting from the collaboration. Research under this collaboration has been completed.

Bristol-Myers Squibb

      We have entered into two separate agreements with Bristol-Myers Squibb. We have completed our optimization work under these agreements and may receive milestone payments and royalties on the sale of products resulting from the collaboration. Under the terms of the agreement, portions of the milestone payments may be creditable against royalties.

      In June 1993, we entered into our initial corporate collaboration with Bristol-Myers Squibb to optimize their BR96 anti-solid tumor antibody and to develop a discovery technology program to treat tumors. Bristol-Myers Squibb renewed this collaboration in 1995. As discussed below, hBR96, our improved version of BR96, is currently in preclinical development with Seattle Genetics, a biotechnology company founded by former Bristol-Myers Squibb scientists. Based on the success of our initial collaborations, Bristol-Myers Squibb amended our agreement in 1998 to include the optimization of its anti-CD40 antibody for treating inflammatory disease. Bristol-Myers Squibb is in preclinical development with the optimized anti-CD40 antibody. Research under this collaboration has been completed.

Seattle Genetics

      Seattle Genetics is in preclinical development with hBR96 for the potential treatment of cancers. After we optimized BR96 for Bristol-Myers Squibb, Seattle Genetics licensed this product candidate from Bristol-Myers Squibb. Under our original agreement with Bristol-Myers Squibb and an agreement among Bristol-Myers Squibb, Seattle Genetics and AME, we may receive milestone payments and royalties on the sale of products resulting from the collaboration. Research under this collaboration has been completed.

Novasite Pharmaceutical, Inc.

Background

      AME’s majority-owned subsidiary, Novasite Pharmaceuticals, Inc. (“Novasite”), applies directed molecular evolution to small-molecule drug discovery and optimization. Novasite’s proprietary Expanded Target Drug DiscoveryTM (“ETDD”) technology works to address a limiting factor in drug discovery by simultaneously screening libraries of small molecules against libraries of drug target variants created through directed molecular evolution. Novasite’s ETDD technology enables the concurrent screening of hundreds of targets. This contrasts with a conventional method of screening compound libraries against only a single receptor target at a time. Novasite’s novel approach has the potential to screen a billion individual ligand-receptor combinations per day.

Series B Preferred Stock Financing, Affiliates and Select Option Information

      During 2002, Novasite raised approximately $1.3 million, including the conversion of approximately $550,000 of debt, from a Series B Preferred Stock financings which occurred in September and November of 2002. In January 2003, Novasite raised an additional $750,000 from Series B Preferred stock financing. Following the financings, AME held a 54% interest in Novasite, and Crabtree Ventures LP, a venture firm and previous investor in Novasite, held a 40% interest in Novasite. John F. Richards, one of our directors and a director of Novasite, is the Managing Member of Crabtree Ventures, L.L.C., the general partner of Crabtree Ventures, L.P. An additional $750,000 is expected to be raised in 2003 from Series B Preferred Stock financing. The funds from the financings are expected to be used to commercialize the ETDD technology for the discovery of highly selective small-molecule drugs.

      William D. Huse, our President, Chief Executive Officer and one of our directors, is the President, Chief Executive Officer and a director of Novasite. Dr. Huse has been granted options to purchase up to 800,000 shares of Novasite common stock with an exercise price equal to $0.05 per share, of which he has exercised options to purchase 16,800 shares of Novasite common stock. Approximately 70% of the total options are fully vested. Additionally, Lawrence E. Bloch, our Chief Financial Officer and Secretary, is a director of Novasite.

National Institutes of Health Grants

      In March 2002, Novasite was awarded a $2.4 million grant from the National Institutes of Health (“NIH”) to support the discovery of anti-obesity drug candidates with ETDD. The grant awards $2.4 million over two years to Novasite under Phase II of the Small Business Innovation Research Program of the National Institute of Diabetes and Digestive and Kidney Diseases branch of the NIH. Novasite plans to apply

ETDD in an effort to discover novel anti-obesity drug candidates within the chemical libraries of a corporate collaborator.

      In September 2000 Novasite received a grant from the NIH of $3.2 million over three years for research to develop Novasite’s proprietary technology platform. The grant was awarded to Novasite under the Bioengineering Research Partnership Program of the National Institute of Allergy and Infectious Diseases.

Aventis Pharmaceuticals, Inc.

      In July 2001, Novasite entered into an agreement with Aventis Pharmaceuticals, Inc. (“Aventis”) to conduct a pilot-screening project using Novasite’s proprietary ETDD technology platform. Research under this collaboration has not been completed.

Internal Development Programs

      We are using our AMEsystem technology to develop both improved versions of currently marketed biopharmaceuticals and novel human protein therapeutic candidates. We are working on improving multiple FDA-approved, currently marketed biopharmaceuticals that are already marketed by third parties and in their first-generation forms are expected to each have sales in excess of $100.0 million in 2002. We have retained full commercialization rights to these internal development projects.

AME-527

      AME-527 is a humanized and optimized anti-TNF alpha MAb, in preclinical development for the treatment of rheumatoid arthritis. AME-527 binds to and neutralizes human TNF alpha, which is believed to contribute to inflammatory diseases, including rheumatoid arthritis. In AME’s head-to-head comparisons of affinity, protection from cell killing and potency, this next-generation MAb demonstrated superiority to Remicade, an FDA-approved, currently marketed anti-TNF alpha therapeutic MAb. AME-527 demonstrated greater than 15-fold higher affinity than Remicade in in vitro assays and provided greater than 10-fold increased protection from TNF alpha-mediated cell killing than Remicade in cell-based assays. Additionally, AME-527 demonstrated increased potency when compared with Remicade in a transgenic human TNF alpha polyarthritic murine model, as measured by the prevention of disease progression, or joint swelling.

AME-133

      AME-133 is a humanized and optimized anti-CD20 MAb in preclinical development for the treatment of NHL. AME-133 binds to and induces death of cells expressing the CD20 antigen. In AME’s head-to-head comparisons of affinity and tumor cell killing potency, this next-generation MAb displayed superiority to Rituxan, an FDA-approved, currently marketed anti-CD20 therapeutic MAb. AME-133 exhibited greater than 10-fold higher affinity than Rituxan in in vitro models and greater than 10-fold improved killing of human cancer cells in comparison to Rituxan as demonstrated in ex vivo cell-based assays.

     AME-359

      In September 2001, we announced the award of a $1.0 million grant from the NIH to support the development of AME-359, a therapeutic enzyme BChE we licensed from the University of Nebraska Medical Center in March 2000 and the Mayo Clinic in January 2001, for the potential treatment of acute cocaine toxicity and chronic cocaine addiction. BChE is a naturally occurring human serum enzyme that inefficiently breaks down cocaine to inactive byproducts. Using the AMEsystem, AME has developed AME-359 demonstrating over 100-fold increased activity compared with naturally occurring BChE and has taken the resulting product candidate into preclinical development. AME has conducted animal models demonstrating engineered improvements in AME-359’s catalytic rate that improve the enzyme’s ability to neutralize the toxic effects of cocaine in vivo by greater than 250-fold in comparison to the naturally occurring enzyme.

Intellectual Property

      We hold patents and rights to patents within the field of directed molecular evolution with an extensive portfolio that includes 23 issued U.S. patents related to our proprietary technology and the resultant compositions of matter. 41 counterpart patents to these U.S. patents are issued in other major industrialized countries. We have an additional 45 pending U.S. patent applications and 68 pending foreign and international counterpart applications relating to our AMEsystem technology and the application of this technology to diverse industries including protein pharmaceuticals and industrial enzymes.

      Our intellectual property portfolio includes trade secrets, know-how, trademarks, patents and patent applications related to DirectAME gene synthesis, ExpressAME protein expression and ScreenAME protein screening as well as the exclusive license to the Kauffman patents.

•	DirectAME: The DirectAME gene synthesis patents are directed to methods for generating genetic diversity which can be used for conducting directed molecular evolution. They claim methods for introducing changes at the codon level to generate genetic diversity.

•	ExpressAME: ExpressAME is a system used for conducting directed molecular evolution in both bacterial and mammalian cells. This system enables the expression of many therapeutic proteins in their functional, properly folded states, a feature that cannot always be achieved by relying exclusively on bacterial expression systems.

•	ScreenAME: We have a number of issued patents and pending patent applications relating to our ScreenAME technologies for assaying protein libraries. The patents and patent applications describe methods for evaluating protein function.

•	Kauffman Patents: The Kauffman patent family comprises six issued U.S. patents with claims covering methods of randomly generating proteins, which we believe is required by many directed molecular evolution technologies. We were granted an exclusive license to the Kauffman patent family in 1994. The first Kauffman patent application was filed in 1985, and the first U.S. Kauffman patent issued in 1998 with a term extending into 2015. Their patent prosecution history includes a successful defense to an opponent’s challenge in Japan as well as being issued in Europe with no challenge.

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

      On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation, or instruct the magistrate judge to reconsider the recommendation.

Competition

      We are a leader in the application of directed molecular evolution to the optimization and development of biotherapeutics. We are aware that companies such as Maxygen, Inc., Diversa Corporation and Genencor International, Inc., rely on alternative methods such as gene shuffling and extremophile isolation for obtaining or generating genetic diversity. Some or all of these companies will compete against us to develop novel human biotherapeutic products and to improve FDA-approved, currently marketed protein therapeutics. Academic institutions such as the California Institute of Technology and the University of Washington are also working in this field. In the future, we expect the field to become highly competitive and that companies and academic and research institutions will seek to develop technologies that could be competitive with our AMEsystem technology. Any products that we may develop through our AMEsystem technology will compete in highly competitive markets, especially our improved versions of FDA-approved, currently marketed biopharmaceuticals.

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

Government Regulation

      The development of new therapeutic products is a complex, lengthy, expensive, highly regulated process, and is subject to substantial uncertainty and risk. Any product candidates that we or our collaborators may develop for use in the United States will be subject to regulation by the FDA, and may be subject to local or regional regulatory agencies in other countries if developed for use there. Biotherapeutic products are regulated by the Federal Food, Drug and Cosmetic Act and the Public Health Service Act. The two statutes, and a large body of related regulations govern, among other things, product-related testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising and other promotional practices. FDA approval is required prior to marketing a pharmaceutical product in the United States.

      New biotherapeutics typically advance from research testing, involving laboratory and animal studies, through preclinical pharmacology and toxicology testing, and finally through several phases of clinical testing in humans. Before a new product candidate may be tested in humans, preclinical studies must be conducted in the laboratory and in animal model systems to gain preliminary information on the product candidate’s efficacy and to give indication of any potential safety concerns. The results of these studies are submitted as a part of an Investigational New Drug (“IND”) application in the United States, or its equivalent elsewhere in the world. The IND application must be reviewed by the FDA and become effective pursuant to FDA regulations before human clinical trials may commence, and the trials may be halted by a clinical hold at any time. The IND includes a detailed description of the product, its manufacture and the proposed clinical investigations. A company must sponsor and file an IND for each proposed product candidate, and usually a separate IND for each clinical indication. The FDA may require the modification, suspension or termination of clinical trials at any time if an unwarranted risk is presented to patients involved in the clinical trials.

      Once the IND is active, biopharmaceutical product candidates undergo clinical testing in several phases. Human clinical trials typically are conducted in three phases and are subject to detailed protocols. Each protocol regulates how the clinical trial is to be conducted and must be submitted to the FDA as part of the IND. In typical Phase I clinical trials, small numbers of patients or healthy volunteers are treated to determine a preliminary safety profile, pharmacokinetics and sometimes preliminary evidence of efficacy of the product candidate. In typical Phase II clinical trials, larger groups of patients afflicted with a target disease are treated with the investigational product at various doses in order to determine preliminary evidence of efficacy, optimal dosages and expanded evidence of safety. Typical Phase III clinical trials are large scale, multicenter, controlled, comparative trials conducted in the afflicted patient population intended for registration. In selected cases, a given clinical trial may contain elements of more than one typical testing phase. In some cases, initial human testing is done in patients rather than healthy volunteers. These studies may provide results traditionally obtained in Phase II clinical trials and can be referred to as “Phase I/ II” trials.

Furthermore, pivotal trials, studies that provide significant evidence of safety and efficacy in support of registration, are usually Phase III clinical trials, but may be Phase II clinical trials in serious, life-threatening diseases.

      Upon successful completion of clinical trials, the pharmaceutical sponsor prepares an application requesting approval to market the biotherapeutic for a particular patient population. This application, a New Drug Application (“NDA”) or Biologic License Application (“BLA”) in the United States, contains a large amount of information on the manufacturing and characterization of the medicinal product candidate, its preclinical testing and all completed phases of clinical testing, as well as any treatment experience outside of clinical trials. Submission of a BLA does not assure FDA approval for marketing. The FDA has recently announced a major reorganization in which most non-vaccine, non-gene therapy biotheropeutic candidates will be regulated by its CDER division, and it is not clear whether either the NDA or the BLA applications will be used in the future.

      Applications submitted to the FDA are subject to an unpredictable and potentially prolonged review process. The FDA may require additional preclinical information, manufacturing information or clinical information. Additional preclinical, manufacturing or clinical studies may be required, and the additional studies may take years to complete. External reviews, including FDA Advisory Committees, may be required. The FDA may and at time does ultimately decide that the application does not satisfy its criteria for approval. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review. Post-approval discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions placed on the marketing of a product or may result in withdrawal of marketing approval. In this case, the FDA or its international counterparts may order the product to be withdrawn from the market and recalled from distribution. Failure to comply with the applicable regulatory requirements may also result in fines, other civil sanctions or criminal sanctions.

      Before marketing clearance is secured, the manufacturing facility must be inspected for compliance with current Good Manufacturing Practices (“GMP”) by FDA inspectors. The manufacturing facility must satisfy current GMP requirements prior to marketing clearance. In addition, if marketing clearance is secured, the manufacturing facility will be inspected periodically for GMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services. In complying with the GMP regulations, manufacturers must continue to expend time, money and effort in production, recordkeeping and other requirements. Failure to comply with the GMP regulations subjects the manufacturer to possible FDA regulatory action, such as the suspension of manufacturing, product recall or seizure, injunction, fines and criminal prosecution.

      In both domestic and foreign markets, sales of any approved products depends on reimbursement decisions from governmental agencies and/or third-party payers, including government and private insurance plans. Third-party payers are increasingly requiring evidence from controlled clinical trials that includes safety, efficacy, quality of life and pharmacoeconomic endpoints. Reimbursers are also increasingly recommending generic treatments first and challenging the prices charged for medical products and services. If we, or our collaborators, succeed in bringing one or more product candidates to market, these products may not be considered cost-effective, reimbursement may not be available, or reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

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

      Second-generation Vitaxin, optimized by us, entered Phase I clinical testing with MedImmune during 2001, and may enter Phase II clinical trails in 2003. Our corporate collaborators control all aspects of the clinical testing of product candidates we optimized for them. We do not have any internal development product candidates in human clinical trials.

Employees

      As of December 31, 2002, we had 106 full-time employees, 48 of whom hold advanced degrees. 83 of our full-time employees were engaged in research and development, and 23 were engaged in business development, finance and general administration. None of our employees is represented by labor unions or covered by collective bargaining agreements. We have not experienced any work stoppages and consider our employee relations to be good.

Marks

      Remicade® is a registered trademark of Centocor; Rituxan® is a registered trademark of IDEC Pharmaceuticals, Inc.; NumaxTM and VitaxinTM are trademarks of MedImmune; and Synagis® is a registered trademark of MedImmune.

      The Company’s Internet address is www.AME.biz. The Company makes available free of charge on www.AME.biz its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the Company electronically files such material with, or furnishes it to, the SEC. The information found on the Company’s website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates the information found on the Company’s website by reference, and shall not otherwise be deemed filed under such Acts.

RISK FACTORS

We have not achieved profitability and may never become profitable.

      We are at an early stage of development. We incurred a net loss of $17.4 million for the twelve months ended December 31, 2002, and our revenue for the same period was $7.9 million. Additionally, we have had net losses each year since inception and as of December 31, 2002, had an accumulated deficit of $71.6 million. We expect to report a net loss for fiscal year 2003, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from corporate collaborations and expect to continue to do so for the foreseeable future. Revenue from corporate collaborations is uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our AMEsystem technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

      While we have met with initial success in applying our AMEsystem technology, to prove its commercial value, we or our collaborators will need to commercialize biotherapeutic candidates that we have optimized. Successful commercialization of biotherapeutic candidates requires: preclinical testing, clinical trials, regulatory approval, and commercial manufacturing. It will take us or our collaborators many years to complete these steps for any biotherapeutic candidate. If we or our collaborators do not undertake and successfully complete these activities, then our AMEsystem technology will be of little commercial value, and our ability to generate revenue will be limited. Currently, there is one product candidate, Vitaxin, in clinical trials that has been optimized using our technology.

We have announced the optimization of only two types of proteins and may not be able to optimize certain proteins, thereby limiting our market potential.

      To date we have announced the optimization of only proteins from the classes of antibodies and enzymes for corporate collaborators and internal development projects. If, through the application of our AMEsystem technology we are unable to optimize certain proteins, the scope of our potential business will be significantly limited.

If our collaborators are not successful or if we are unable to find collaborators in the future, we may not be able to commercialize product candidates.

      Our strategy for developing and commercializing product candidates may call for us to enter into contractual arrangements with collaborators. We may be unsuccessful in attracting collaborators to develop and commercialize our product candidates. Some collaborators may not perform their obligations as we expect, or we may not derive any revenue from these arrangements. We do not know whether these collaborators will successfully develop and market any product candidates under their respective agreements. Moreover, some of our collaborators may acquire or develop competing technologies and product candidates targeted by our collaborative programs. Our success depends in part upon the performance by these collaborators of their responsibilities under these arrangements. We have no control over the resources that any collaborator may devote to the development and commercialization of product candidates under these collaborations. Our collaborators may terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Our collaborators may elect not to develop product candidates arising out of our collaborative arrangements or not to devote sufficient resources to develop, manufacture, market, or sell these product candidates.

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

      Our commercial success depends in part on neither infringing valid, enforceable patents or proprietary rights of third parties, nor breaching any licenses that may relate to our technology and product candidates. Our commercial success might also become dependent on us not infringing valid, enforceable patents or proprietary rights which might be developed by third parties in the future. We are aware of third-party patents that may relate to our technology. It is possible that we may unintentionally infringe these patents or other patents or proprietary rights of third parties. Any legal action taken against us or our collaborators claiming damages and seeking to enjoin commercial activities relating to our product candidates and processes affected by third-party rights may require us or our collaborators to obtain licenses in order to continue to manufacture or market the affected product candidates and processes. In addition, these actions may subject us to potential liability for damages. We or our collaborators may not prevail in an action, and any license required under a patent may not be made available on commercially acceptable terms, or at all. Litigation could result in substantial costs and the diversion of management’s efforts, regardless of the result of the litigation.

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

If people are harmed by protein therapeutics developed using our AMEsystem technology, we may be sued for product liability.

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

      Future sales of our common stock by our stockholders under Rule 144 of the Securities Act of 1933 (“the Securities Act”), or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Shares of our common stock which are not held by our affiliates are eligible for sale in the public market in reliance on Rule 144(k) or Rule 701 under the Securities Act, without any volume restrictions. Additionally, we registered a total of 7,622,625 shares of common stock reserved for issuance under our stock plans. Some of our existing stockholders have rights to require us to register their shares for future sale.

Our financial condition could be affected by offerings of our subsidiary’s stock.

      We could engage in future offerings or other sales of the common or preferred stock of our subsidiary, Novasite Pharmaceuticals, Inc. (“Novasite”), if our board determines that it is in the best interests of the stockholders to pursue that course of action. This could adversely affect our business, financial condition, and results of operations. For example, any offering or other sale of a portion of our subsidiary’s stock could reduce the subsidiary’s contribution to our gross revenues.

We are subject to influence from our executive officers and directors who may vote in ways with which you disagree because they have interests both as managers and stockholders.

      As of December 31, 2002, our officers and directors and their affiliates, in the aggregate, owned beneficially approximately 26% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

MANAGEMENT

Executive Officers

      Our executive officers and key employees, and their ages and positions as of March 4, 2003, are:

Name	Age	Position

William D. Huse, M.D., Ph.D.	48	Chief Executive Officer, President and Chairman of the Board
Lawrence E. Bloch, M.D., J.D.	37	Chief Financial Officer and Secretary
James B. Breitmeyer, M.D., Ph.D.	49	Chief Medical Officer
Keith S. Manchester, M.D.	34	Vice President of Business Development
William L. Respess, J.D., Ph.D.	63	Vice President, General Counsel and Director
Jeffry D. Watkins, Ph.D.	41	Chief Scientific Officer

      William D. Huse, M.D., Ph.D., founded our Company in 1989, has been our Chief Executive Officer since January 1999 and the Chairman of the Board of Directors since May of 2002. Dr. Huse was affiliated with The Scripps Research Institute from 1989 to 1990. Prior to joining Scripps, Dr. Huse was Vice President, Research and Development at Stratagene, Inc., a private biotechnology company, from 1986 to 1989. Dr. Huse was an Assistant Professor at Yale University School of Medicine, Section of Molecular Neurobiology, from 1984 to 1986. Dr. Huse received his M.D. and Ph.D. in Neurosciences from the Albert Einstein School of Medicine. Dr. Huse completed his postdoctoral work at Cold Spring Harbor Laboratory.

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

      William L. Respess, J.D., Ph.D., has been our Vice President and General Counsel since July 2002 and has been a member of our Board of Directors since September 2002. From 2000 to 2002, Dr. Respess served as Senior Vice President and General Counsel of Graviton Inc. From 1988 to 2000, Dr. Respess served as Senior Vice President and General Counsel of Ligand Pharmaceuticals Inc. Dr. Respess’ experience also includes positions as Vice President and General Counsel of Gen-Probe Inc., Vice President and General Counsel of Hybritech Inc. and Partner at Lyon & Lyon. Dr. Respess received a Ph.D. in Organic Chemistry from the Massachusetts Institute of Technology and a J.D. from George Washington University before serving as Law Clerk and Technical Advisor to the Honorable J. Lindsay Almond, Jr., on the United States Court of Customs and Patent Appeals. He is a member of the American Intellectual Property Law Association and has been a frequent lecturer on intellectual property and licensing law.

      Jeffry D. Watkins, Ph.D., has been our Chief Scientific Officer since January 2002. From 1998 to 2002, he served as our Vice President of Research. From 1993 to 1998, Dr. Watkins held a variety of research positions in our Company. From 1992 to 1993, he was a research scientist at Hybritech, Inc., a public biotechnology company focused on diagnostics. Dr. Watkins received a Ph.D. in Biochemistry from Purdue University. He completed his postdoctoral research at The Scripps Research Institute and at Purdue University. He is also the recipient of a National Institutes of Health Postdoctoral Fellowship. Dr. Watkins has authored multiple scientific peer-reviewed articles, is named inventor on numerous directed molecular evolution patents and has been the principal investigator on multiple federal grants.

Item 2.     Properties

      Our executive office and research facilities are located in San Diego, California, and comprise approximately 43,000 square feet of space. The leases on these facilities expire in December 2004 and 2008. We believe that our existing facilities and equipment are well maintained and in good working condition and that our current facilities will provide adequate capacity through the term of the leases.

      On August 17, 2001, the Company entered into an Operating Agreement with Torrey View Phase II, L.P., to establish AME Torrey View, LLC (“Torrey View”), a 99% owned subsidiary of the Company, which is consolidated in our financial statements. On March 4, 2002, Torrey View purchased a 10.73-acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company may develop this property over the next few years as its corporate headquarters. The Company could also seek alternative uses for the property or sell the property if development would be inconsistent with the Company’s liquidity and cash resource needs.

      In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs, and as of December 31, 2002, we had approximately $5.0 million available for future financing needs under this credit facility. This loan was transferred to Merrill Lynch Business Financial Services during 2002 with substantially the same terms as the original loan from Merrill Lynch Bank USA. As of December 31, 2002, restricted cash of approximately $10.5 million collateralized the outstanding loan balance. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who may assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

Item 3.     Legal Proceedings

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

      On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation, or instruct the magistrate judge to reconsider the recommendation.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Our common stock has been traded on the Nasdaq National Market since our initial public offering on July 27, 2000, under the symbol AMEV. Prior to such time, there was no public market for our common stock. The following table sets forth the range of the high and low closing sale prices for our common stock, as reported on the Nasdaq National Market, for the two most recent fiscal years:

	High	Low

Year Ended December 31, 2001
First Quarter	$18.23	$5.75
Second Quarter	$14.06	$6.18
Third Quarter	$13.80	$7.00
Fourth Quarter	$12.80	$7.00

	High	Low

Year Ended December 31, 2002
First Quarter	$13.20	$7.71
Second Quarter	$8.30	$5.00
Third Quarter	$5.55	$3.83
Fourth Quarter	$3.50	$1.91

      On February 20, 2003, there were 121 holders of record of our common stock.

      We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, for development of our business and, therefore, do not anticipate that we will declare or pay cash dividends on our capital stock in the foreseeable future.

      (b) The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, UBS PaineWebber Incorporated, formerly known as PaineWebber Incorporated, and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000, and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $10.9 million of the net offering proceeds for a portion of the repurchase of approximately 3.1 million shares of our stock for $21.7 million, $6.3 million for purchases of property and equipment, and approximately $19.3 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities, and cash and cash equivalents.

Item 6.     Selected Financial Data

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

	Years Ended December 31,

	2002(1)(2)	2001(1)(2)	2000(1)	1999(1)	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$7,927	$3,613	$2,693	$2,592	$2,590
Operating expenses:
Research and development	15,133	10,933	4,462	4,408	2,583
General and administrative	9,714	4,361	2,834	1,363	1,975
Stock-based compensation ($1,029, $2,120, $3,882 and $78 related to research and development and $2,158, $4,687, $8,343 and $377 related to general and administrative for 2002, 2001, 2000 and 1999, respectively)	3,187	6,807	12,225	455	—

Total operating expenses	28,034	22,101	19,521	6,226	4,558

Loss from operations	(20,107)	(18,488)	(16,828)	(3,634)	(1,968)
Minority interest	505	372	127	45	—
Interest income, net	2,763	4,886	3,142	213	101
Other financing charges	(604)	—	—	—	—

Net loss	(17,443)	(13,230)	(13,559)	(3,376)	(1,867)
Deemed dividend on Series F preferred stock	—	—	(10,100)	—	—

Net loss applicable to common stockholders	$(17,443)	$(13,230)	$(23,659)	$(3,376)	$(1,867)

Basic and diluted net loss per common share	$(0.82)	$(0.62)	$(2.17)	$(1.39)	$(1.13)

Weighted average shares outstanding	21,332	21,394	10,910	2,429	1,659

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$51,119	$80,196	$89,550	$3,498	$824
Working capital	48,704	79,742	90,565	3,225	313
Total assets	79,971	90,682	94,874	5,938	2,752
Long-term obligations	10,000	—	—	17	—
Minority interest	—	—	372	225	—
Stockholders’ equity	65,942	85,936	91,917	3,830	725

(1)	Amounts include the results of Novasite Pharmaceuticals, Inc. (“Novasite”), our majority-owned subsidiary, from July 13, 1999, its date of incorporation (see Note 1 of Notes to Consolidated Financial Statements).

(2)	Amounts include the results of AME Torrey View, LLC (“Torrey View”), our majority-owned subsidiary, from August 17, 2001, its date of incorporation (see Note 1 of Notes to Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We are a leader in the application of directed molecular evolution to the optimization and development of human biotherapeutics. Directed molecular evolution is a process by which genes and proteins are optimized for specific commercial purposes. We focus principally on applying our technology to human biotherapeutics, the largest and most profitable target market for directed molecular evolution. AME’s majority-owned subsidiary, Novasite, applies directed molecular evolution to small-molecule drug discovery and optimization.

      Since our formation, we have expended considerable resources on the development of our AMEsystemTM technology and the development of VitaxinTM, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995 to 1999 was allocated to preclinical development and initial clinical trials of Vitaxin. In 1999, we licensed Vitaxin to MedImmune, Inc. (“MedImmune”), which is responsible for future clinical development expenses and commercialization.

      To date we have generated revenue from corporate collaborations, product candidate and technology licenses, royalties, and government grants. We have corporate collaborations with MedImmune, Eli Lilly and Company, Centocor, Inc., Chiron Corporation, CancerVax, Inc., Biosynexus Inc., Bristol-Myers Squibb Company, Seattle Genetics, Inc., and Aventis Pharmaceuticals, Inc., the final one through our majority owned subsidiary, Novasite. We have licensed intellectual property to Biosite Incorporated (“Biosite”), in exchange for a nonrefundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health. Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

      We have incurred losses since our inception. As of December 31, 2002, we had an accumulated deficit of $71.6 million. These losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform and the preclinical and clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

      On August 17, 2001, the Company entered into an Operating Agreement with Torrey View Phase II, L.P., to establish AME Torrey View, LLC (“Torrey View”), a 99% owned subsidiary of the Company, which is consolidated in our financial statements. On March 4, 2002, Torrey View purchased a 10.73-acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company may develop this property over the next few years as its corporate headquarters. The Company could also seek alternative uses for the property or sell the property if development would be inconsistent with the Company’s liquidity and cash resource needs.

      In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs, and as of December 31, 2002, we had approximately $5.0 million available for future financing needs under this credit facility. This loan was transferred to Merrill Lynch Business Financial

Services during 2002 with substantially the same terms as the original loan from Merrill Lynch Bank USA. As of December 31, 2002, restricted cash of approximately $10.5 million collateralized the outstanding loan balance. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who may assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

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

      On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation, or instruct the magistrate judge to reconsider the recommendation.

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

  Patent Costs

      We capitalize the costs incurred to file patent applications. These costs are amortized over a six-year estimated life from the date of patent issuance. At December 31, 2002, capitalized costs related to issued patents total approximately $508,000 (net of accumulated amortization) and approximately $1.5 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

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

Results of Operations

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

      Revenue. Revenue was $7.9 million for the year ended December 31, 2002, compared to $3.6 million for the year ended December 31, 2001, an increase of $4.3 million. Revenues from corporate collaborators increased to $5.6 million for the year ended December 31, 2002, from $1.5 million for the year ended December 31, 2001. This increase was primarily due to contract research and milestone revenue received under our corporate collaborations. Other revenue, related to licenses and grants, was $2.3 million for the year ended December 31, 2002, and $2.1 million for the year ended December 31, 2001.

      Research and development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical development of our internal development product candidates and facilities expenses. We generally do not track our research and development costs by projects, therefore we cannot accurately estimate with any degree of certainty what our costs have been for particular research and development projects. Research and development expenses were $15.1 million for the year ended December 31, 2002, compared to $10.9 million for the year ended December 31, 2001, an increase of $4.2 million. This increase was primarily attributable to salaries and other personnel related expenses and additional supplies and equipment, due to an increase in scientific staffing to support our internal development projects, corporate collaborations and grants.

      General and administrative. General and administrative expenses increased to $9.7 million for the year ended December 31, 2002, from $4.4 million for the year ended December 31, 2001, an increase of

$5.3 million. The increase was due primarily to the ongoing litigation with MorphoSys and expansion of our administrative infrastructure to support our growth.

      Stock-based compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the estimated fair value of our common stock on the date options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting periods of the related options, which is generally three or four years. Amortization of deferred compensation, which is reported as stock-based compensation in the statement of operations, was approximately $3.2 million for the year ended December 31, 2002 ($1.0 million related to research and development and $2.2 million related to general and administrative), and $6.8 million for the year ended December 31, 2001 ($2.1 million related to research and development and $4.7 million related to general and administrative).

      Interest income, net. Net interest income decreased to $2.8 million for the year ended December 31, 2002, from $4.9 million for the year ended December 31, 2001, a decrease of $2.1 million. The decrease was due primarily to our lower average cash and investment balances and lower interest earned on investment balances during 2002 compared to 2001.

      Other financing charges. We incurred other financing charges of $604,000 for the year ended December 31, 2002, compared to no charges for the year ended December 31, 2001. The increase is due to a non-cash finance charge related to the issuance and conversion of convertible debt at below market price and the issuance of warrants by our subsidiary, Novasite, to one of its minority investors (see Note 12).

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

      Revenue. Revenue was $3.6 million for the year ended December 31, 2001, compared to $2.7 million for the year ended December 31, 2000, an increase of $900,000. Revenues from corporate collaborators were $1.5 million for each of the years ended December 31, 2001 and 2000. Other revenue increased to $2.1 million for the year ended December 31, 2001, from $1.2 million for the year ended December 31, 2000, an increase of approximately $900,000. This increase was primarily due to additional grant revenue earned in 2001.

      Research and development. Research and development expenses consist primarily of compensation and other expenses related to research and development personnel, costs associated with preclinical development of our internal development product candidates and facilities expenses. We generally do not track our research and development costs by projects, therefore we cannot accurately estimate with any degree of certainty what our costs have been for particular research and development projects. Research and development expenses were $10.9 million for the year ended December 31, 2001, compared to $4.5 million for the year ended December 31, 2000, an increase of $6.4 million. This increase was primarily attributable to salaries and other personnel related expenses, expansion of facilities and additional supplies and equipment, due to an increase in scientific staffing to support our internal development projects, collaborations and grants.

      General and administrative. General and administrative expenses increased to $4.4 million for the year ended December 31, 2001, from $2.8 million for the year ended December 31, 2000, an increase of $1.6 million. The increase was due primarily to the expansion of our administrative infrastructure, including increases in salaries and other personnel related expenses, expansion of facilities and travel and professional fees to support our growth and increased business development efforts.

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

Liquidity and Capital Resources

      In July 2000, we sold approximately 5.3 million shares of common stock in an initial public offering, resulting in net proceeds to the Company of approximately $92.9 million. Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.6 million. In addition, we had generated $24.8 million of cash from research collaborations through December 31, 2002.

      In December 2000, we repurchased 1.2 million shares of our common stock at a cost to us of $14.4 million. In August 2002, we repurchased approximately 1.9 million shares of our common stock at a cost to us of approximately $7.3 million.

      As of December 31, 2002, we had approximately $51.1 million in unrestricted cash, cash equivalents, and short-term investments, compared to $80.2 million of unrestricted cash, cash equivalents, and short-term investments as of December 31, 2001. In addition, we had restricted cash of $10.5 million as of December 31, 2002, which has been pledged as collateral for the $10.0 million credit facility from Merrill Lynch.

      For the year ended December 31, 2002, we used cash of approximately $10.0 million in operating activities primarily to fund our net losses of $17.4 million, offset by non-cash charges for stock-based compensation totaling $3.2 million and a decrease in prepaid expenses and other assets of $3.5 million. We used approximately $6.6 million of cash for operations in 2001 and $2.9 million in 2000.

      For the year ended December 31, 2002, we used cash of approximately $13.6 million in investing activities compared to the use of cash of approximately $4.4 million for the year ended December 31, 2001. For the year ended December 31, 2000, we used cash of approximately $51.8 million in investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments, and capital expenditures for property and equipment. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

      For the year ended December 31, 2002, we generated approximately $4.0 million of cash from financing activities, primarily from the proceeds of the Merrill Lynch loan of $10.0 million, offset by the repurchase of 1.9 million shares of our common stock for $7.3 million, compared to $71,000 of cash generated for the year ended December 31, 2001. For the year ended December 31, 2000, we generated $89.5 million of cash from financing activities, primarily from the net proceeds of approximately $92.9 million from the initial public offering, $10.0 million of net proceeds from the sale of Series F preferred stock, and $583,000 from the private placement of equity securities in Novasite, offset by the repurchase of 1.2 million shares of our common stock for $14.4 million.

      We expect our cash requirements to increase in 2003 as we continue our research and development efforts, hire additional personnel, and accommodate our future facility needs. These facility needs include leased space at our current facilities, and may include the development of the property purchased by Torrey View, the Company’s 99% owned subsidiary. The Company may develop this property as its corporate headquarters over the next few years, which could involve a substantial commitment. The Company could also seek alternative uses for the property or sell the property if development would be inconsistent with the Company’s liquidity and cash resource needs. We believe that our current cash, cash equivalents and investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot guarantee that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

      On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation, or instruct the magistrate judge to reconsider the recommendation.

Income Taxes

      We incurred net operating losses in 2002, 2001 and 2000, and consequently did not pay any federal or state income taxes. As of December 31, 2002, we had federal net operating loss carryforwards of approximately $39.8 million, which begin to expire in 2006. At December 31, 2002, the net operating loss carryforwards for state tax purposes were approximately $4.0 million, which will continue to expire in 2004. We also had federal and state research and development tax credit carryforwards at December 31, 2002, of $1.0 million and $653,000, respectively, which begin to expire in 2006, unless previously utilized.

Recently Issued Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 in January 2002 did not have a material impact the Company’s consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). This statement supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date an entity committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). This statement amends SFAS No. 123, Accounting for Stock Based Compensation (“SFAS No. 123”) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company’s year ended December 31, 2003. The Company has not yet completed the final evaluation of the options presented by SFAS No. 148. However, within this fiscal year, the

Company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

      In November 2002, the EITF reached consensus on EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Management is currently evaluating the effect that the adoption of EITF 00-21 will have on its results of operations and financial position.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate and the then-prevailing interest rate rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and nongovernment debt securities. The average duration of all of our investments in 2002 was approximately two years. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rate fluctuations arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income while increases in interest rates over time will increase our interest expense.

Item 8.	Financial Statements and Supplementary Data

      The consolidated financial statements and supplementary data of the Company required by this item are set forth at the pages indicated in Item 15(a)(1).

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Certain of the information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

      The following table sets forth information as of the end of December 31, 2002, with respect to compensation plans under which equity securities of the Company are authorized for issuance.

	Number of Securities to be	Weighted-Average Exercise	Number of Securities
	Issued upon Exercise of	Price of Outstanding	Remaining Available for
	Outstanding Options,	Options, Restricted Stock	Future Issuance Under
	Restricted Stock Units and	Units and Performance	Equity Compensation
	Performance Units	Units	Plans
Plan Category(1)	A	B	C

Equity compensation plans approved by security holders(2)	3,410,309	$6.16	911,354
Equity compensation plans not approved by security holders(3)	0	N/A	200,000

Total	3,410,309	$6.16	1,111,354

(1)	The table does not include information for employee benefit plans of the Company and its subsidiaries intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code and foreign employee benefit plans which are similar to Section 401(a) plans.

(2)	Consists of four plans: the 1992 Stock Plan, the 2000 Stock Plan, the 2001 Stock Incentive Plan and the 2000 Employee Stock Purchase Plan.

(3)	This category consists of one plan: the 2002 New Employee Stock Incentive Plan.

      The Company’s 2002 New Employee Stock Incentive Plan provides for the grant of options to purchase shares of the Company’s common stock, restricted shares of the common stock, stock appreciation rights or awards of units based on the value of share of the Company’s common stock to new non-officer employees of the Company as an inducement to accept an offer of employment with the Company. Only new non-officer employees who were not previously employed by the Company or a parent, a subsidiary or an affiliate of the Company may be eligible for a grant under the 2002 New Employee Stock Incentive Plan. A maximum of 200,000 shares of common stock may be issued under the 2002 New Employee Stock Incentive Plan, subject to adjustment in the number of shares of common stock that may be issued for changes in the Company’s capital structure.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to the Proxy Statement under the heading “Certain Transactions.”

Item 14.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Report on Form 8-K

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

      (b) Reports on Form 8-K

      On November 5, 2002, we filed a current report on Form 8-K, with exhibits attached thereto, reporting under Item 5 Amendment No. 1 to the Rights Agreement dated as of May 10, 2001, between the Company and EquiServe Trust Company, N.A.

      (c) Exhibits

Exhibit
Number	Description of Document

3(i)(1)	Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 1, 2000.
3(ii)(2)	Amended and Restated Bylaws of the Company.
3(iii)(3)	Certificate of Designations specifying the terms of the Series A Participating Preferred Stock of Registrant, as filed with the Secretary of State of the State of Delaware on May 11, 2001.
4.1(4)	Form of Common Stock Certificate.
4.2(4)	Stock Purchase Agreement with MedImmune, Inc. dated as of February 24, 1999.
4.3(4)	Stock Purchase Agreement with each of Hilal Capital Management LLC and Keith Manchester dated as of May 3, 2000.
4.4(5)	Stock Purchase Agreement with Attenuon, L.L.C. dated as of November 30, 2000.
4.5(6)	Rights Agreement dated as of May 10, 2001 between Applied Molecular Evolution, Inc. and EquiServe Trust Company, N.A., as Rights Agent.
4.6(7)	Stock Purchase Agreement dated as of August 18, 2002, between Applied Molecular Evolution, Inc. and the Selling Stockholders listed on Annex A hereto.
4.7(8)	Amendment No. 1 to Rights Agreement dated as of November 4, 2002 between Applied Molecular Evolution, Inc. and EquiServe Trust Company, N.A., as Rights Agent.
10.1.1(4)	1992 Stock Plan.
10.1.2(4)	Form of Stock Option Agreement under the 1992 Stock Plan.
10.2.1(4)	2000 Stock Plan.
10.2.2(4)	Form of Stock Option Agreement under the 2000 Stock Plan.
10.3(4)	License Agreement with Stuart A. Kauffman, M.D. dated as of November 3, 1994.
10.4†(4)	License Agreement with MedImmune, Inc. dated as of February 24, 1999.
10.5†(4)	Research and Assignment and License Agreement with MedImmune, Inc. dated as of February 24, 1999.

Exhibit
Number	Description of Document

10.6†(4)	Selection Agreement with MedImmune, Inc. dated as of February 24, 1999.
10.7†(4)	License Agreement with The Scripps Research Institute dated as of May 20, 1994.
10.8†(4)	Collaboration Agreement with Cell-Matrix, dated as of November 29, 1999.
10.9(4)	Lease Agreement for 3520 Dunhill Street, San Diego, California dated as of June 1, 1993, as amended by Amendment 1, 2 and 3.
10.10(4)	Form of Indemnification Agreement with executive officers and directors.
10.11(4)	Warrants issued August 30, 1996.
10.12(4)	Warrants issued June 23, 1997.
10.13(4)	2000 Employee Stock Purchase Plan.
10.14†(4)	License Agreement with Biosite Diagnostics Incorporated dated as of September 9, 1998.
10.15(4)	Amendment dated as of July 3, 2000, to Collaboration Agreement with Cell-Matrix, Inc.
10.16(5)	Lease Agreement for 11095 Flintkote Avenue, San Diego, California dated as of November 20, 2000.
10.17(5)	Amendment dated as of March 8, 2001, to Selection Agreement with MedImmune, Inc.
10.18(9)	Applied Molecular Evolution, Inc. 2001 Stock Incentive Plan.
10.19(10)	Amended and Restated Operating Agreement of AME Torrey View, LLC, with Torrey View Phase II, L.P., dated as of August 17, 2001.
10.20(10)	Assignment Agreement by and between Torrey View Phase II, L.P. and AME Torrey View, LLC, dated as of September 12, 2001.
10.21(10)	Commercial Land Purchase and Sale Agreement and Joint Escrow Instructions by and between Torrey View Phase II, L.P. and Westbrook Torrey Hills, L.P., dated as of July 10, 2001.
10.22(10)	First Amendment to Commercial Land Purchase and Sale Agreement and Joint Escrow Instructions by and between AME Torrey View, LLC, as successor-in-interest to Torrey View Phase II, L.P., and Westbrook Torrey Hills, L.P., dated as of October 11, 2001.
10.23(10)	Lease Agreement with AME Torrey View, LLC dated as of August 20, 2001.
10.24(10)	Secured Promissory Note with Ocean Air Associates, LLC dated as of March 4, 2002.
10.25(10)	Pledge Agreement with Torrey View Phase II, L.P. dated as of March 4, 2002.
10.26(10)	Portfolio Reserve Plus Loan, Letter of Credit and Collateral Account Agreement with Merrill Lynch Bank USA.
10.27(10)	Employment Agreement with James B. Breitmeyer dated as of November 20, 2001.
10.28(11)	Engagement Letter and Compensation Agreement by and between AME Torrey View, LLC, and Irving Hughes, dated as of May 6, 2002.
10.29(12)	Employment Agreement with William L. Respess, dated as of June 7, 2002.
10.30(13)	2002 New Employee Stock Incentive Plan.
10.31	First Amendment to Lease Agreement for 11095 Flintkote Avenue, San Diego, California dated as of October 1, 2002.
10.32	Second Amendment to Lease Agreement for 11095 Flintkote Avenue, San Diego, California dated as of November 14, 2002.

Exhibit
Number	Description of Document

10.33	Fourth Amendment to Lease Agreement for 3520 Dunhill Street, San Diego, California dated as of September 23, 2002.
10.34	Term Loan Agreement with Merrill Lynch Business Financial Services Inc., dated as of December 23, 2002.
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
24.1	Power of Attorney (see page 36).

(1)	Incorporated by reference to Exhibit 3(i).2 filed with the Company’s Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

(2)	Incorporated by reference to Exhibit 3(ii).2 filed with the Company’s Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

(3)	Incorporated by reference to Exhibit 3(i).2 filed with the Company’s Registration Statement on Form 8-A (File No. 000-31101) filed on May 11, 2001.

(4)	Incorporated by reference to the exhibits of the same number filed with the Company’s Registration Statement on Form S-1 (No. 333-36830) filed on May 12, 2000.

(5)	Incorporated by reference to the exhibits of the same number filed with the Company’s Annual Report on Form 10-K (No. 000-31101) filed on March 19, 2001.

(6)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form 8-A (File No. 000-31101) filed on May 11, 2001.

(7)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K (File No. 000-31101) filed on August 21, 2002.

(8)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form 8-A (File No. 000-31101) filed on November 5, 2002.

(9)	Incorporated by reference to Exhibit A filed with the Company’s Proxy Statement on Schedule 14A (File No. 000-31101) filed on April 23, 2001.

(10)	Incorporated by reference to the exhibits of the same number filed with the Company’s Annual Report on Form 10-K (File No. 000-31101) filed on March 5, 2002.

(11)	Incorporated by reference to Exhibit 10.28 filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-31101) filed on May 7, 2002.

(12)	Incorporated by reference to Exhibit 10.28 filed with the Company’s Quarterly Report on Form 10-Q (File No. 000-31101) filed on November 5, 2002.

(13)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-8 (File No. 333-102317) filed on January 2, 2003.

†	The Company has received confidential treatment of certain portions of these agreements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Diego, State of California, on the fourth day of March, 2003.

APPLIED MOLECULAR EVOLUTION, INC.

By:	/s/ WILLIAM D. HUSE

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

Name	Title	Date

/s/ WILLIAM D. HUSE William D. Huse, M.D., Ph.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 4, 2003

/s/ LAWRENCE E. BLOCH Lawrence E. Bloch, M.D., J.D.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2003

/s/ RAYMOND V. DITTAMORE Raymond V. Dittamore	Director	March 4, 2003

/s/ N. COLEMAN OWEN N. Coleman Owen	Director	March 4, 2003

Name	Title	Date

/s/ WILLIAM L. RESPESS William L. Respess, J.D., Ph.D.	Director	March 4, 2003

/s/ JOHN F. RICHARDS John F. Richards	Director	March 4, 2003

CERTIFICATIONS

I, William D. Huse, M.D., Ph.D., certify that:

      1.     I have reviewed this annual report on Form 10-K of Applied Molecular Evolution, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM D. HUSE

William D. Huse, M.D., Ph.D.
President, Chief Executive Officer and
Chairman of the Board

Date: March 4, 2003

I, Lawrence E. Bloch, M.D., J.D., certify that:

      1.     I have reviewed this annual report on Form 10-K of Applied Molecular Evolution, Inc.;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant, and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LAWRENCE E. BLOCH

Lawrence E. Bloch, M.D., J.D.
Chief Financial Officer and Secretary

Date: March 4, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Applied Molecular Evolution, Inc.

      We have audited the accompanying consolidated balance sheets of Applied Molecular Evolution, Inc., as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Molecular Evolution, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

San Diego, California

February 14, 2003

APPLIED MOLECULAR EVOLUTION, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,336	$25,927
Short-term investments	44,783	54,269
Prepaid expenses	448	429
Other current assets	922	3,385

Total current assets	52,489	84,010
Restricted cash	10,500	—
Property and equipment, net	14,490	3,223
Patents, net	1,985	1,865
Other assets	507	1,584

Total assets	$79,971	$90,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payables	$958	$1,128
Accrued liabilities	1,613	1,173
Current portion of deferred revenue	1,214	1,967

Total current liabilities	3,785	4,268
Deferred revenue	158	394
Deferred rent	86	84
Long-term obligation	10,000	—
Minority interest	—	—
Commitments (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized shares — 5,000,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares — 45,000,000 at December 31, 2002;
Issued shares — 23,661,477 and 23,607,058 at December 31, 2002 and 2001, respectively	24	24
Additional paid-in capital	160,588	159,126
Deferred compensation	(1,213)	(4,373)
Notes receivable from employees	(941)	(880)
Accumulated other comprehensive income	761	587
Accumulated deficit	(71,591)	(54,148)
Less: Treasury stock at cost — 3,073,111 shares and 1,200,000 shares at December 31, 2002 and 2001, respectively	(21,686)	(14,400)

Total stockholders’ equity	65,942	85,936

Total liabilities and stockholders’ equity	$79,971	$90,682

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenue:
Contract revenue from collaborators	$5,593	$1,515	$1,539
Other revenue	2,334	2,098	1,154

Total revenue	7,927	3,613	2,693
Operating expenses:
Research and development	15,133	10,933	4,462
General and administrative	9,714	4,361	2,834
Stock-based compensation ($1,029, $2,120 and $3,882 related to research and development and $2,158, $4,687 and $8,343 related to general and administrative for 2002, 2001 and 2000, respectively)	3,187	6,807	12,225

Total operating expenses	28,034	22,101	19,521

Loss from operations	(20,107)	(18,488)	(16,828)
Minority interest	505	372	127
Interest income, net	2,763	4,886	3,142
Other financing charges	(604)	—	—

Net loss	(17,443)	(13,230)	(13,559)
Deemed dividend on Series F preferred stock	—	—	(10,100)

Net loss applicable to common stockholders	$(17,443)	$(13,230)	$(23,659)

Basic and diluted net loss per common share	$(0.82)	$(0.62)	$(2.17)

Weighted average shares outstanding used in computing basic and diluted loss per common share	21,332	21,394	10,910

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
							Notes	Other		Treasury Stock
	Preferred Stock		Common Stock		Additional		Receivable	Comprehensive		at Cost		Total
					Paid-in	Deferred	from	Income	Accumulated			Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Employees	(Loss)	Deficit	Shares	Amount	Equity

	(In thousands, except share data)
Balance at December 31, 1999	11,640,124	$12	2,569,846	$3	$31,831	$(649)	$—	$(8)	$(27,359)	—	$—	$3,830
Exercise of stock options for cash and notes receivable	—	—	1,735,335	2	1,228	—	(799)	—	—	—	—	431
Deferred compensation	—	—	—	—	21,220	(21,220)	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	10,948	—	—	—	—	—	10,948
Issuance of stock options to consultants	—	—	—	—	4	(4)	—	—	—	—	—	—
Compensation related to consultant stock options	—	—	—	—	1,270	7	—	—	—	—	—	1,277
Interest on notes receivable	—	—	—	—	—	—	(28)	—	—	—	—	(28)
Issuance of Series F preferred stock, net of issuance costs	2,244,444	2	—	—	10,006	—	—	—	—	—	—	10,008
Issuance of common stock at IPO, net of issuance costs	—	—	5,347,500	5	92,909	—	—	—	—	—	—	92,914
Issuance of common stock for conversion of preferred stock upon IPO	(13,884,568)	(14)	13,884,568	14	—	—	—	—	—	—	—	—
Issuance of common stock for exercise of warrants	—	—	55,015	—	—	—	—	—	—	—	—	—
Minority investor’s investment in Novasite	—	—	—	—	308	—	—	—	—	—	—	308
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1,200,000)	(14,400)	(14,400)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	188	—	—	—	188
Net loss	—	—	—	—	—	—	—	—	(13,559)	—	—	(13,559)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(13,371)

Balance at December 31, 2000	—	—	23,592,264	24	158,776	(10,918)	(827)	180	(40,918)	(1,200,000)	(14,400)	91,917
Exercise of stock options for cash	—	—	9,947	—	14	—	—	—	—	—	—	14
Issuance of common stock under employee stock purchase plan	—	—	7,036	—	75	—	—	—	—	—	—	75
Repurchase of restricted stock	—	—	(2,189)	—	(1)	—	—	—	—	—	—	(1)
Amortization of deferred compensation	—	—	—	—	—	6,481	—	—	—	—	—	6,481
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(64)	64	—	—	—	—	—	—
Compensation related to consultant stock options	—	—	—	—	326	—	—	—	—	—	—	326
Interest on notes receivable	—	—	—	—	—	—	(53)	—	—	—	—	(53)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	407	—	—	—	407
Net loss	—	—	—	—	—	—	—	—	(13,230)	—	—	(13,230)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(12,823)

Balance at December 31, 2001	—	—	23,607,058	24	159,126	(4,373)	(880)	587	(54,148)	(1,200,000)	(14,400)	85,936
Exercise of stock options for cash	—	—	23,706	—	15	—	—	—	—	—	—	15
Issuance of common stock under employee stock purchase plan	—	—	30,713	—	202	—	—	—	—	—	—	202
Amortization of deferred compensation	—	—	—	—	—	3,151	—	—	—	—	—	3,151
Elimination of deferred compensation related to stock options forfeited	—	—	—	—	(9)	9	—	—	—	—	—	—
Compensation related to consultant stock options	—	—	—	—	36	—	—	—	—	—	—	36
Interest on notes receivable	—	—	—	—	—	—	(61)	—	—	—	—	(61)
Minority investor’s investment in Novasite	—	—	—	—	1,218	—	—	—	—	—	—	1,218
Purchase of treasury stock	—	—	—	—	—	—	—	—	—	(1,873,111)	(7,286)	(7,286)
Unrealized gain on short-term investments	—	—	—	—	—	—	—	174	—	—	—	174
Net loss	—	—	—	—	—	—	—	—	(17,443)	—	—	(17,443)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(17,269)

Balance at December 31, 2002	—	$—	23,661,477	$24	$160,588	$(1,213)	$(941)	$761	$(71,591)	(3,073,111)	$(21,686)	$65,942

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Operating Activities
Net loss	$(17,443)	$(13,230)	$(13,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,469	930	264
Amortization of deferred compensation	3,151	6,481	10,948
Compensation related to consultant stock options	36	326	1,277
Deferred revenue	(989)	1,472	(216)
Deferred rent	2	(16)	(14)
Minority interest	(505)	(372)	(127)
Realized gain on short-term investments	(99)	(408)	(124)
Accrued interest on notes receivable from employees	(61)	(53)	(28)
Write-off of abandoned patents	—	—	49
Other financing charges	604	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,521	(2,457)	(2,287)
Accounts payable and accrued expenses	270	722	950

Net cash flows used in operations	(10,044)	(6,605)	(2,867)
Investing Activities
Restricted cash	(10,500)	—	—
Purchase of property and equipment	(12,568)	(3,180)	(565)
Purchase of short-term investments	(59,100)	(60,340)	(109,078)
Proceeds from sale of short-term investments	68,859	59,571	58,228
Patents	(288)	(455)	(345)

Net cash flows used in investing activities	(13,597)	(4,404)	(51,760)
Financing Activities
Proceeds from long-term obligations	10,000	—	—
Payments on long-term obligations	—	(17)	(18)
Proceeds from issuance of convertible notes	406	—	—
Issuance of common stock, net	217	88	93,345
Issuance of preferred stock, net	—	—	10,008
Purchase of treasury stock	(7,286)	—	(14,400)
Investment in subsidiary by minority investor, net	713	—	583

Net cash flows provided by financing activities	4,050	71	89,518

Increase (decrease) in cash and cash equivalents	(19,591)	(10,938)	34,891
Cash and cash equivalents at the beginning of the year	25,927	36,865	1,974

Cash and cash equivalents at the end of the year	$6,336	$25,927	$36,865

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$74	$1	$2

Supplemental Schedule of Noncash Activities
Conversion of notes payable to equity in subsidiary	$(406)	$—	$—

Exercise of stock options for notes receivable and interest thereon	$61	$53	$827

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.     Organization and Significant Accounting Policies

     Organization

      Applied Molecular Evolution, Inc. (the “Company” or “AME”), a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed AMEsystem, which the Company’s management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has announced that it has successfully utilized its proprietary technology to optimize proteins from all major classes of therapeutic proteins for corporate collaborators and the Company’s internal development projects. AME’s majority owned subsidiary, Novasite applies directed molecular evolution to small-molecule drug discovery and optimization.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Novasite Pharmaceuticals, Inc. (“Novasite”), and AME Torrey View, LLC (“Torrey View”). All significant intercompany accounts and transactions have been eliminated.

      At December 31, 2002, 2001 and 2000, AME’s ownership interest in Novasite was 59%, 72% and 72%, respectively. Prior to December 2000, AME had a 78% ownership interest in Novasite. The net loss of Novasite ($2,566,000, $1,522,000 and $567,000 in 2002, 2001 and 2000, respectively) is allocated to the minority interests based on their ownership percentage of Novasite. The amounts ($1,218,000, $0 and $308,000 in 2002, 2001 and 2000, respectively) by which AME’s ownership interest in Novasite’s equity exceeded AME’s cost basis in its investment has been recorded as additional paid-in capital of AME.

      On August 17, 2001, the Company entered into an Operating Agreement with Torrey View Phase II, L.P., to establish AME Torrey View, LLC (“Torrey View”). In March 2002, Torrey View purchased a parcel of undeveloped land that the Company may develop over the next few years as its corporate headquarters. Torrey View is a 99% owned subsidiary and is consolidated in the Company’s financial statements.

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

     Property and Equipment

      Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 10 years) using the straight-line method. Leasehold improvements and assets under capital leases are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. The Company capitalized the acquisition costs in connection with a land purchase and is capitalizing costs incurred in the development of the land.

     Long-Lived Assets

      In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through the undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the asset to the fair value of the asset and records the impairment as a reduction in the carrying value of the related asset and a charge to operating results. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2002.

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

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Net Loss Per Share

      Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

      The following table presents the calculation of net loss per share (in thousands, except per share data):

	Years Ended December 31,

	2002	2001	2000

Net loss applicable to common stockholders	$(17,443)	$(13,230)	$(23,659)

Weighted average shares used in computing net loss per share, basic and diluted	21,332	21,394	10,910

Net loss per common share, basic and diluted	$(0.82)	$(0.62)	$(2.17)

      The Company has excluded all preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted loss per common share because all such securities are antidilutive for all periods presented. The total number of shares excluded from the calculation of diluted net loss per share, prior to the application of the treasury stock method for options and warrants, was 3,598,788, 3,097,273 and 2,509,716 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Revenue Recognition

      Contract revenue is recognized either (i) ratably over the term of the agreement, which approximates the performance of services, for contracts specifying payment for services over a given period, or (ii) as services are performed under the agreement, for contracts specifying payment on a per full-time employee basis. Contract revenue in 2002 includes amounts received under collaborative agreements with Eli Lilly and Company (“Lilly”), MedImmune, Inc. (“MedImmune”), Chiron Corporation (“Chiron”), Centocor Inc. (“Centocor”), CancerVax, Inc. (“CancerVax”) and Aventis Pharmaceuticals, Inc. (“Aventis”) (Note 7). Contract revenue in 2001 includes amounts received under collaborative agreements with Lilly, MedImmune, Biosynexus Incorporated (“Biosynexus”) and Aventis (Note 7). Contract revenue in 2000 includes amounts received under collaborative agreements with MedImmune and CancerVax (Note 7).

      Other revenue consists principally of research grants from the National Institutes of Health (“NIH”), and a nonrefundable, prepaid royalty fee received from Biosite Incorporated (“Biosite”), which is being recognized ratably over the estimated useful lives of the related patents (Note 8). Grant revenue is recognized as the research expenses related to the grants are incurred. All amounts received under the collaborative research agreements or research grants are not refundable, regardless of the success of the underlying research.

      Revenue earned related to up-front product and technology license fees is recognized in accordance with Staff Accounting Bulletin 101 issued by the Securities and Exchange Commission. Accordingly, amounts received under multiple-element arrangements requiring ongoing services or performance by the Company are recognized over the period of such services or performance.

      Revenue from milestones are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievability was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations after the milestone achievement will continue to be funded by the collaborator at a comparable level to before the milestone achievement. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of the Company’s performance obligations under the arrangement. Royalties, if any, will be recognized as earned. Under the Company’s research agreement with MedImmune (Note 7),

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MedImmune may make milestone payments in the form of either cash payment or a purchase of equity at a specified premium to the then-current fair value of the Company’s stock, and a portion of such milestones are creditable against future royalties. Upon receipt of a cash milestone payment, the amount creditable against future royalties will be recorded as deferred royalty revenue and recognized as royalties would otherwise be due to the Company. Upon receipt of an equity milestone payment, the specified premium will be recorded as deferred royalty revenue and recognized as royalties would otherwise be due to the Company. In the event the Company is notified by MedImmune that MedImmune is terminating the development of all products for which royalties could be due to the Company, any amount then recorded as deferred royalty revenue will be recognized in full.

      Amounts received in excess of revenue recognized are recorded as deferred revenue.

     Research and Development Costs

      Research and development costs are expensed as incurred. Such costs include: personnel expenses, contractor fees, laboratory supplies, facilities and allocation of corporate costs. These expenses are incurred during research and development activities for our internal development projects, corporate collaborations and grants.

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

      In March 2000, the FASB issued Interpretation No. 44, (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB 25. This interpretation clarifies the definition of employee for purpose of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective, and the Company adopted the interpretation on July 1, 2000. The adoption did not have a material impact on the Company’s consolidated results of operations.

      Options or stock awards issued to non-employees are recorded at their fair value as determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and the Emerging Issues Task Force’s (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and recognized over the related service period.

      As required under SFAS No. 123 and newly issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings per common share are estimated at the date of grant using the Black-Scholes option-pricing model and are disclosed herein.

     Segment Reporting

      SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in one business segment, which is scientific research and development activities.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Recently Issued Accounting Standards

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principle Board (“APB”) Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 in January 2002 did not have a material impact on the Company’s consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date an entity committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company’s year ended December 31, 2003. The Company has not yet completed the final evaluation of the options presented by SFAS No. 148. However, within this fiscal year, the Company expects to reach a determination of whether and, if so, when to change the Company’s existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

      In November 2002, the EITF reached consensus on EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus of EITF 00-21 will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Management is currently evaluating the effect that the adoption of EITF Issue 00-21 will have on its results of operations and financial position.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Balance Sheet Details

     Short-Term Investments

      At December 31, 2002, short-term investments consisted of the following (in thousands):

	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)

Obligations of U.S. government agencies	$13,887	$14,222	$335
Corporate debt securities	22,917	23,292	375
Asset-backed securities	7,218	7,269	51

	$44,022	$44,783	$761

      At December 31, 2001, short-term investments consisted of the following (in thousands):

	Amortized	Market	Unrealized
	Cost	Value	Gain (Loss)

Obligations of U.S. government agencies	$3,707	$3,808	$101
Corporate debt securities	42,211	42,614	403
Asset-backed securities	7,764	7,847	83

	$53,682	$54,269	$587

      Short-term investments by contractual maturity at December 31, 2002, are as follows (in thousands):

Due in one year or less	$15,051
Due after one year through two years	20,378
Due after two years	9,354

$44,783

     Other Current Assets

      Other current assets consist of the following (in thousands):

	December 31,

	2002	2001

Interest income receivable	$651	$1,143
Contract and grant research receivable	58	2,094
Other	213	148

	$922	$3,385

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property and Equipment

      Property and equipment consist of the following (in thousands):

	December 31,

	2002	2001

Land and related pre-development costs	$11,048	$—
Laboratory equipment	3,909	2,825
Computers, office furniture and equipment	1,764	1,527
Leasehold improvements	2,319	2,120

	19,040	6,472
Accumulated depreciation	(4,550)	(3,249)

	$14,490	$3,223

     Patent Costs

      Patent costs consist of the following (in thousands):

	December 31,

	2002	2001

Issued patents	$1,103	$954
Accumulated amortization	(595)	(427)

	508	527
Unissued patents	1,477	1,338

	$1,985	$1,865

3.     Stockholders’ Equity

     Preferred Stock

      Prior to the completion of the Company’s initial public offering, the Series F preferred stock was sold primarily to the affiliates of an independent accredited investor at $4.50 per share; however, the price was substantially below the Company’s initial public offering price. Accordingly, pursuant to EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the Company recognized a deemed dividend on the Series F preferred stock of $10.1 million.

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

     Common Stock

      In December 2000, the Company repurchased 1.2 million shares of its common stock at a price of $12.00 per share. In August 2002, the Company repurchased approximately 1.9 million shares of its common stock at a price of $3.89 per share.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Stock Option Plans

      The Company has in effect several stock-based plans under which nonqualified and incentive stock options have been granted to employees, consultants and directors. At December 31, 2002, approximately 3.4 million stock options were outstanding and approximately 399,000 shares were available for future grant under these plans.

      The Board of Directors has designated committees that determine eligibility, vesting schedules and exercise prices for options granted under these plans. Options and other stock awards expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested or are exercisable upon vesting. Vesting generally occurs over three or four years. At December 31, 2002, 2001 and 2000, 188,479, 616,812 and 1,273,844 shares of common stock, respectively, were subject to repurchase at a weighted-average price of $0.75, $0.79 and $0.79, respectively. Options are generally granted at fair market value of the Company’s common stock on the date of grant.

      Pro forma net loss information is required to be disclosed by SFAS No. 123 and has been determined as if the Company has accounted for its employee stock options under the fair value method prescribed in that statement.

      The fair value for the 2002 options was estimated at the date of grant, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.5%; dividend yield of 0%; a weighted-average expected life of the option of five years; and a volatility factor of 106%. The fair value for the 2001 options was estimated at the date of grant, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5%; dividend yield of 0%; a weighted-average expected life of the option of five years; and a volatility factor of 115%. The fair value for the 2000 options granted after the Company filed its initial registration statement relating to the IPO was estimated at the date of grant, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.5%; dividend yield of 0%; a weighted-average expected life of the option of two years; and a volatility factor of 136%. The fair value for the 2000 options granted before the Company filed its initial registration statement relating to the IPO was estimated at the date of grant, using the minimum value pricing model with the following weighted average assumptions: risk-free interest rate of 6%; dividend yield of 0%; and a weighted-average expected life of the option of two years.

      The weighted average fair values of options granted in 2002, 2001 and 2000 were $6.07, $8.35 and $0.67, respectively.

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

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss information is as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss attributable to common stockholders, as reported	$(17,443)	$(13,230)	$(23,659)
Net loss attributable to common stockholders, pro forma	$(21,690)	$(14,831)	$(23,802)
Basic and diluted net loss per share, as reported	$(0.82)	$(0.62)	$(2.17)
Basic and diluted net loss per share, pro forma	$(1.02)	$(0.69)	$(2.18)

      The following table summarizes stock option activity (shares in thousands):

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance at December 31, 1999	1,302	$0.41
Granted	1,772	$1.69
Exercised	(1,735)	$0.71
Canceled	(103)	$0.45

Balance at December 31, 2000	1,236	$1.82
Granted	1,315	$9.71
Exercised	(10)	$1.45
Canceled	(60)	$11.77

Balance at December 31, 2001	2,481	$5.76
Granted	1,056	$7.52
Exercised	(24)	$0.64
Canceled	(103)	$11.91

Balance at December 31, 2002	3,410	$6.16

      Exercise prices and the weighted average remaining contractual life for options outstanding as of December 31, 2002, are as follows (shares in thousands):

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.25-$ 0.45	794	4.26	$0.40	794	$0.40
$ 0.75-$ 2.49	370	7.45	$0.93	330	$0.79
$ 2.50-$ 6.99	526	9.54	$5.17	33	$5.22
$ 7.00-$12.90	1,536	8.94	$9.40	884	$9.14
$12.91-$29.13	184	8.00	$17.38	98	$17.38

$ 0.25-$29.13	3,410	7.73	$6.16	2,139	$4.93

      During the years ended December 31, 2000 and 1999, in connection with the grant of certain stock options to employees, the Company recorded deferred stock compensation totaling approximately $21.2 million and $1.1 million, respectively, representing the difference between the exercise price and the estimated fair value of the Company’s common stock on the date such stock options were granted. Deferred

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation is included as a reduction of stockholders’ equity and is being amortized to expense over the vesting period of the options in accordance with FASB Interpretation No. 28, which permits an accelerated amortization methodology. During the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization of deferred stock compensation expense of approximately $3.2 million, $6.5 million and $10.9 million, respectively.

Novasite Stock Option Plan

      In addition to the stock option plans of the Company as disclosed above, the Company’s majority-owned subsidiary, Novasite, also has a stock option plan under which nonqualified and incentive stock option have been granted to employees, consultants and directors. Under the plan, Novasite is authorized to issue approximately 1.8 million stock options. At December 31, 2002, approximately 1.6 million stock options were outstanding and approximately 213,000 stock options were available for future grants under the plan. The options have been granted with the exercise price equal to the fair market value of Novasite’s common stock of $0.05 per share as determined by Novasite’s Board of Directors and generally vest over four years. The effect on the consolidated financial statements of options granted to non-employees through December 31, 2002, is not material.

     Employee Stock Purchase Plan

      The Company’s 2000 Employee Stock Purchase Plan (“ESPP”) was adopted by the board of directors on June 20, 2000, and was subsequently approved by the stockholders. The ESPP permits eligible employees to purchase common stock through payroll deductions at 85% of fair market value. The initial offering period commenced on January 1, 2001. The Company has reserved 750,000 shares of common stock for issuance under the ESPP. The number of shares reserved for issuance under the ESPP may be increased on the first day of each fiscal year. At December 31, 2002, 37,749 shares had been issued under the ESPP, and 712,251 shares were available for future issuance.

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

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Common Shares Reserved for Future Issuance

      At December 31, 2002, the following shares of common stock were reserved for issuance upon the exercise of equity instruments (in thousands):

Stock options:
Issued and outstanding	3,410
Authorized for future grants	399
Stock purchase plan	712

4,521

4.     Long-Term Obligations

      During 2002, the Company borrowed approximately $10.0 million, under a $15.0 million credit facility, from Merrill Lynch Bank USA to fund the purchase price and certain development costs in connection with a land purchase. The loan bears interest at a floating rate equal to LIBOR plus one percent, payable monthly, and the principal is due on June 23, 2004. This loan was transferred to Merrill Lynch Business Financial Services during 2002, with substantially the same terms as the original loan from Merrill Lynch Bank USA. As of December 31, 2002, restricted cash of approximately $10.5 million collateralized the outstanding loan balance. The Company capitalized all interest paid on this loan in 2002, and as of December 31, 2002, total capitalized interest was approximately $173,000.

5.     Lease Commitments

      The Company leases its facilities under operating leases, which expire in 2004 and 2008. The leases provide for escalating rent payments during the term. For financial reporting purposes, rent expense is recognized on a straight-line basis over the terms of the leases. Accordingly, rent expense recognized in excess of rent paid is reflected as deferred rent. Under the lease agreements, the Company is required to pay a percentage of operating expenses relating to the building. Rent expense was approximately $510,000, $519,000 and $415,000 for the three years ended December 31, 2002, 2001 and 2000, respectively.

      The Company also leases certain office equipment under operating leases, which expire in 2005.

      Annual future minimum lease payments as of December 31, 2002, are as follows (in thousands):

2003	$606
2004	837
2005	475
2006	485
2007	505

Total minimum lease payments	$2,908

      The Company subleased a portion of its facilities under a sublease that expired in December 2002. Sublease income was approximately $114,000, $78,000 and $86,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

6.     Income Taxes

      At December 31, 2002, the Company had federal and California tax net operating loss carryforwards of approximately $39.8 million and $4.0 million, respectively. The difference between the tax loss carryforwards for federal and California purposes is primarily attributable to the capitalization of research and development

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses for California and the 50-60% limitation of California loss carryforwards. The federal tax loss carryforwards will begin expiring in 2006, unless previously utilized. The California tax loss carryforwards will continue to expire in 2004, unless previously utilized. The Company also has federal and California research and development tax credit carryforwards totaling $1.0 million and $653,000, respectively, which will expire beginning in 2006, unless previously utilized.

      Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss and tax credit carryforwards will be limited as a result of certain cumulative changes in the Company’s stock ownership that occurred during 1993. However, the Company believes that the limitation will not have a material impact on the utilization of the carryforwards.

      Significant components of the Company’s deferred tax assets as of December 31, 2002 and 2001, are shown below. A valuation allowance of $25.0 million has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,155	$9,489
Research and development credits	1,458	1,142
Capitalized research expense	1,444	636
Deferred compensation	8,000	7,223
Deferred revenue	539	938
Other	646	400

Total deferred tax assets	26,242	19,828
Valuation allowance for deferred tax assets	(25,511)	(19,416)

Net deferred tax assets	731	412
Deferred tax liabilities:
Patent expenses	(731)	(412)

Net deferred taxes	$—	$—

7.     Collaborative Research and Development Agreements

      As of December 31, 2002, the Company’s collaborative research and development agreements included 14 projects with eight different corporate collaborators. Generally these agreements include research funding and milestones, as well as additional payments upon the achievement of certain clinical milestones and royalties on net sales of products developed. During the years ended December 31, 2002, 2001 and 2000, the Company recorded revenue of approximately $5.6 million, $1.5 million and $1.5 million, respectively, related to research activities performed and research milestones achieved under these agreements.

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

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Lilly

      In December 2001, the Company entered into a collaboration agreement with Lilly to create optimized versions of an antibody as well as a non-antibody protein therapeutic candidate. Pursuant to the terms of the research program under the collaboration agreement, Lilly agreed to fund two research programs, one for a period of up to one year and the other for a period of six months, extendable by mutual consent. In February 2002, an additional agreement was entered into by AME and Lilly for the optimization of an additional antibody. In addition to program funding, these agreements also provides that Lilly will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed.

     Centocor

      In May 2002, the Company entered into a research agreement with Centocor to optimize a therapeutic antibody candidate. The research program of this agreement is for six months, extendable upon mutual written consent. In addition to program funding, the agreement also provides that Centocor will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed.

     Chiron

      In December 2001, the Company entered into a research agreement with Chiron to optimize a non-antibody protein therapeutic candidate. The research program of this agreement is for six months, extendable upon mutual written consent. In addition to program funding, the agreement also provides that Chiron will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed.

     CancerVax

      In November 1999, the Company entered into a collaboration agreement with Cell-Matrix, Inc., which was acquired by CancerVax in January 2002, to optimize candidate molecules and to perform some preclinical development. Pursuant to the terms of the agreement, Cell-Matrix paid the Company for the optimization of each of the two candidate molecules, which was completed in 2000. In addition, Cell-Matrix made milestone payments to AME for each enhanced antibody in 2000. The agreement also provides that CancerVax will make additional payments to the Company upon the achievement of certain milestones and pay royalties on its net sales of products developed. Research under this collaboration has been completed.

     Biosynexus

      In December 2000, the Company entered into a collaboration agreement with Biosynexus to optimize a candidate molecule and perform certain preclinical development. The research and development aspect of this collaboration was for six months. In addition to research and development funding, the agreement also provides that Biosynexus will make additional payments to the Company upon the achievement of certain

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

milestones and pay royalties on its net sales of products developed. Research under this collaboration has been completed.

     Aventis

      In July 2001, Novasite entered into an agreement with Aventis to conduct a pilot-screening project using Novasite’s proprietary ETDD technology platform.

8.     License Agreements

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

     Biosite

      During 1998, the Company entered into a license agreement with Biosite. The Company granted Biosite non-exclusive rights to certain AME patent technology in exchange for an up-front, nonrefundable royalty fee of approximately $1.5 million. The Company is recognizing the royalty fee as revenue over the estimated lives of the related patents. As of December 31, 2002, 2001 and 2000, approximately $394,000, $631,000 and $868,000, respectively, of the amount originally received are included in deferred revenue.

9.     NIH Grants

      The Company and Novasite are currently performing research and preclinical development under three grants from the NIH. Other revenue includes approximately $1.9 million, $1.9 million and $748,000 related to these grants for the years ended December 31, 2002, 2001 and 2000, respectively.

      In September 2001, the NIH awarded a grant to AME that provides $1.0 million over two years for the preclinical development of a therapeutic enzyme optimized by AME’s proprietary directed molecular evolution technology.

      In March 2002, the NIH awarded a grant to Novasite that provides $2.4 million over two years for research to develop Novasite’s proprietary technology platform.

      In September 2000, the NIH awarded a grant to Novasite that provides $3.2 million over three years for research to develop Novasite’s proprietary technology platform.

10.     401(k) Plan

      The Company maintains a 401(k) plan which allows substantially all employees to contribute up to 15% of their salary, subject to annual limitations and requirements set by the Company. The board of directors may, at its sole discretion, approve Company contributions. The Company contributed approximately $144,000, $73,000 and $0 under the plan for the years ended December 31, 2002, 2001 and 2000, respectively.

APPLIED MOLECULAR EVOLUTION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Quarterly Results of Operations (Unaudited)

      The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (in thousands, except per share data):

	Year Ended December 31, 2002				Year Ended December 31, 2001

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Revenue	$2,615	$1,580	$1,457	$2,275	$852	$764	$872	$1,125
Operating expenses	7,209	6,987	6,998	6,840	5,657	5,507	5,452	5,485

Loss from operations	(4,594)	(5,407)	(5,541)	(4,565)	(4,805)	(4,743)	(4,580)	(4,360)
Minority interest	—	—	402	103	(13)	147	180	58
Interest income, net	924	719	638	482	1,516	1,239	1,263	868
Other financing charges	—	—	(604)	—	—	—	—	—

Net loss	(3,670)	(4,688)	(5,105)	(3,980)	(3,302)	(3,357)	(3,137)	(3,434)
Basic and diluted net loss per common share	$(0.17)	$(0.21)	$(0.24)	$(0.20)	$(0.16)	$(0.16)	$(0.15)	$(0.16)

Weighted average shares outstanding, basic and diluted	21,842	21,954	21,227	20,321	21,125	21,355	21,440	21,652

12.     Novasite Financing

      In January 2002, the Company’s subsidiary, Novasite, received $200,000 from a private placement of 10% convertible notes with AME and a minority investor of Novasite. These notes, which did not have a material beneficial conversion feature and did not include warrants, were converted into preferred stock of Novasite in connection with the financing which closed on September 30, 2002.

      In addition, in August 2002, Novasite received $350,000 from a private placement of 10% convertible notes with a minority investor of Novasite. The notes plus accrued interest were converted at a discounted price into preferred stock of Novasite in connection with the financing which closed on September 30, 2002. Novasite recorded a debt discount of $477,000 related to the beneficial conversion feature of the notes, and the full amount of the debt discount was expensed as other financing charges as of September 30, 2002. John F. Richards, one of our directors, is the President of Crabtree Ventures, L.L.C., the general partner of Crabtree Ventures, L.P., which as a minority investor, provided the funding for the private placement.

      In connection with the issuance of the August 2002 convertible notes, Novasite issued warrants to purchase 350,000 shares of preferred stock. The warrants are fully vested and expire in August 2006. Novasite recorded a debt discount related to the warrants of $127,000 based upon a Black-Scholes valuation, which was expensed as other financing charges as of September 30, 2002, when the notes were converted.

      In addition to the conversion of notes held by Crabtree Ventures, L.P. and AME and related accrued interest on September 30, 2002, which totaled $554,041, Novasite received cash from Crabtree Ventures, L.P. of $500,000 and issued 1,430,304 shares of preferred stock to AME and Crabtree Ventures, L.P.

      In November 2002, Novasite received an additional $250,000 and issued 250,000 shares of preferred stock to Crabtree Ventures, L.P. In January 2003 Novasite received an additional $750,000 and issued 750,000 shares of preferred stock to Crabtree Ventures, L.P.