Form 10-Q
period 2003-03-31
APPLIED MOLECULAR EVOLUTION INC
filed 2003-05-06
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003.

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

YES [X]   NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES [X]   NO [   ]

20,817,735 shares of the Registrant’s Common Stock were outstanding as of May 1, 2003.

APPLIED MOLECULAR EVOLUTION, INC.
FORM 10-Q INDEX

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)	(AUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$5,174	$6,336
Short-term investments	42,559	44,783
Prepaid expenses	605	448
Other current assets	794	922

Total current assets	49,132	52,489
Restricted cash	10,500	10,500
Property and equipment, net	14,934	14,490
Patents, net	1,989	1,985
Other assets	574	507

Total assets	$77,129	$79,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669	$958
Accrued liabilities	2,196	1,613
Current portion of deferred revenue	686	1,214

Total current liabilities	3,551	3,785
Deferred revenue	99	158
Deferred rent	132	86
Long-term obligation	10,000	10,000
Minority interest	—	—
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 23,890,846 and 23,661,477 shares issued at March 31, 2003, and December 31, 2002, respectively	24	24
Additional paid-in capital	161,074	160,588
Deferred compensation	(767)	(1,213)
Notes receivable from employees	(958)	(941)
Accumulated other comprehensive income	535	761
Accumulated deficit	(74,875)	(71,591)
Less: Treasury stock at cost - 3,073,111 shares	(21,686)	(21,686)

Total stockholders’ equity	63,347	65,942

Total liabilities and stockholders’ equity	$77,129	$79,971

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2002

Revenues:
Contract revenue from collaborations	$2,328	$1,956
Other revenue	835	659

Total revenues	3,163	2,615

Operating expenses:
Research and development	4,599	3,366
General and administrative	2,328	2,804
Stock-based compensation	449	1,039

Total operating expenses	7,376	7,209

Loss from operations	(4,213)	(4,594)
Minority interest	344	—
Interest income, net	585	924

Net loss	$(3,284)	$(3,670)

Net loss per share, basic and diluted	$(0.16)	$(0.17)
Weighted average shares outstanding, basic and diluted	20,480	21,842

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2003	2002

OPERATING ACTIVITIES
Net loss	$(3,284)	$(3,670)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	334	335
Amortization of stock-based compensation	446	1,024
Compensation related to consultant stock options	3	15
Deferred revenue	(587)	(751)
Deferred rent	46	(8)
Minority interest	(344)	—
Realized gain on short-term investments	(221)	(136)
Accrued interest on notes receivable from employees	(17)	(15)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(96)	2,953
Accounts payable and accrued expenses	294	706

Net cash provided by (used in) operating activities	(3,426)	453

INVESTING ACTIVITIES
Restricted cash	—	(11,990)
Purchase of property and equipment	(737)	(9,754)
Purchase of short-term investments	(12,564)	(19,929)
Proceeds from sale of short-term investments	14,783	20,512
Patents	(45)	(74)

Net cash provided by (used in) investing activities	1,437	(21,235)

FINANCING ACTIVITIES
Proceeds from long-term obligations	—	10,000
Proceeds from short term loan	—	56
Issuance of common stock	79	102
Investment in subsidiary by minority investor, net	748	—

Net cash provided by financing activities	827	10,158

Net decrease in cash and cash equivalents	(1,162)	(10,624)
Cash and cash equivalents at the beginning of the period	6,336	25,927

Cash and cash equivalents at the end of the period	$5,174	$15,303

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization and Business

Applied Molecular Evolution, Inc. (the “Company” or “AME”), a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed AMEsystem, which the Company’s management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. To date, the Company has announced that it has successfully utilized its proprietary technology to optimize proteins from all major classes of therapeutic proteins for corporate collaborators and the Company’s internal development projects. AME’s majority owned subsidiary, Novasite Pharmaceuticals, Inc. (“Novasite”), applies directed molecular evolution to small-molecule drug discovery and optimization.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and disclosures thereto should be read in conjunction with the audited financial statements and disclosures thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related disclosures. Changes in the estimates may affect amounts reported in future periods.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, Novasite and AME Torrey View, LLC (“Torrey View”). Novasite and Torrey View are 54% and 99% owned by AME, respectively, as of March 31, 2003. All significant intercompany accounts and transactions have been eliminated.

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

In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million credit facility, from Merrill Lynch Business Financial Services to fund the purchase price and certain development costs, and as of March 31, 2003, we had approximately $5.0 million available for future financing needs under this credit facility. As of March 31, 2003, restricted cash of approximately $10.5 million collateralized the outstanding loan balance. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who may assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

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

Total comprehensive loss was $3,510,000 for the three months ended March 31, 2003, and $4,296,000 for the three months ended March 31, 2002. The difference between net loss and comprehensive loss is primarily due to the difference between the market value and the cost basis of the Company’s short-term marketable securities.

5.	Computation of Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”). In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. To the extent common stock equivalents (stock options) are dilutive, they would be included in diluted per share amounts.

6.	Stock-based Compensation

The Company has in effect several stock-based plans under which nonqualified and incentive stock options have been granted to employees, consultants and directors. As required by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the proforma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share are estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net loss information is as follows (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2003	2002

	(Unaudited)	(Unaudited)

Net loss attributable to common stockholders, as reported	$(3,284)	$(3,670)
Net loss attributable to common stockholders, pro forma	$(4,386)	$(4,623)
Basic and diluted net loss per share, as reported	$(0.16)	$(0.17)
Basic and diluted net loss per share, pro forma	$(0.21)	$(0.21)

7.	Novasite Financing

In January 2003, the Company’s subsidiary, Novasite, received $750,000 as consideration for the issuance of 750,000 shares of preferred stock to Crabtree Ventures, L.P. John F. Richards, one of our directors, is the President of Crabtree Ventures, L.L.C., the general partner of Crabtree Ventures, L.P., a minority investor in Novasite. In April 2003, Novasite received $250,000 as consideration for the issuance of 250,000 shares of preferred stock to Crabtree Ventures, L.P.

In January 2002, Novasite received $200,000 from a private placement of 10% convertible notes with AME and Crabtree Ventures, L.P. These notes, which did not have a material beneficial conversion feature or include warrants, were converted into preferred stock of Novasite in connection with the financing which closed on September 30, 2002.

In addition, in August 2002, Novasite received $350,000 from a private placement of 10% convertible notes with Crabtree Ventures, L.P. The notes plus accrued interest were converted at a discounted price into preferred stock of Novasite in connection with the financing which closed on September 30, 2002. Novasite recorded a debt discount of $477,000 related to the beneficial conversion feature of the notes, and the full amount of the debt discount was recorded as other financing charges as of September 30, 2002. In connection with the issuance of the August 2002 convertible notes, Novasite issued warrants to purchase 350,000 shares of preferred stock. The warrants are fully vested and expire in August 2006. Novasite recorded a debt discount related to the warrants of $127,000 based upon a Black-Scholes valuation, which was recorded as other financing charges as of September 30, 2002, when the notes were converted. In addition to the conversion of notes held by Crabtree Ventures, L.P. and AME and related accrued interest as of September 30, 2002, which totaled $554,041, Novasite received cash proceeds of $500,000 and issued 1,430,304 shares of preferred stock. In November 2002, Novasite received an additional $250,000 as consideration for the issuance of 250,000 shares of preferred stock to Crabtree Ventures, L.P.

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

The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this quarterly report. We also urge readers to review and consider our disclosures describing various factors that affect our business, including the disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors and the audited financial statements and notes thereto contained in our annual report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

We are a leader in the application of directed molecular evolution to the optimization and development of human biotherapeutics. Directed molecular evolution is a process by which genes and proteins are optimized for specific commercial purposes. Our technology has been validated by, among other things, the ongoing clinical trials of Vitaxin™, a humanized and optimized therapeutic monoclonal antibody candidate, that AME licensed to MedImmune, Inc. (“MedImmune”), the successful creation of Numax™ candidates by optimizing Synagis® for MedImmune and the engineering of product candidates AME-527 and AME-133, optimized versions of the FDA-approved, currently marketed monoclonal antibodies Remicade® and Rituxan®, respectively. We use our proprietary AMEsystem™ technology to rapidly create improvements in proteins that would be less efficient and more expensive to achieve through conventional methods. Since our inception, our principal focus has been on applying our technology to human biotherapeutics, the largest and most profitable target market for directed molecular evolution. We plan to use our directed molecular evolution technology to develop improved versions of FDA-approved, currently marketed biopharmaceuticals as well as novel human biotherapeutics. AME’s majority owned subsidiary, Novasite, applies directed molecular evolution to small-molecule drug discovery and optimization.

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

To date we have generated revenue from corporate collaborations, product candidate and technology licenses, royalties and government grants. We have corporate collaborations with MedImmune, Inc., Eli Lilly and Company, Centocor, Inc., Chiron Corporation, CancerVax, Inc., Biosynexus Incorporated, Bristol-Myers Squibb Company, Seattle Genetics, Inc. and Aventis Pharmaceuticals, Inc., the final one through our majority owned subsidiary, Novasite. We have licensed intellectual property to Biosite Incorporated in exchange for a nonrefundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health.

Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

We have incurred losses since our inception. As of March 31, 2003, we had an accumulated deficit of $74.9 million. The losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform, our internal development projects and the preclinical and clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and internal development projects.

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

In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million credit facility, from Merrill Lynch Business Financial Services to fund the purchase price and certain development costs, and as of March 31, 2003, we had approximately $5.0 million available for future financing needs under this credit facility. As of March 31, 2003, restricted cash of approximately $10.5 million collateralized the outstanding loan balance. The Company also entered into a $3.0 million loan and a development and management agreement with a group, that is not affiliated with the Company, but that is affiliated with the 1% owner of Torrey View, who may assist the Company with the development of the project. The $3.0 million loan from the Company to the group is collateralized by a perfected security interest in the 1% owner’s membership rights in Torrey View and is due in 2004. Torrey View also entered into an engagement letter and compensation agreement with a third party to act as a broker and co-development manager, on behalf of Torrey View, in connection with the purchase and development of the land.

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

On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation or instruct the magistrate judge to reconsider the recommendation.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, patent costs and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Patent costs

We capitalize the costs incurred to file patent applications. These costs are amortized over a six-year estimated useful life from the date of patent issuance. At March 31, 2003, capitalized costs related to issued patents totaled approximately $467,000 (net of accumulated amortization) and approximately $1.5 million related to unissued patents. Our results of operations could be materially impacted when we begin amortizing the costs related to unissued patents. In addition, we expense all costs related to abandoned patent applications. If we elect to abandon any of our currently issued or unissued patents, the related expense could be material to our results of operations for the period of the abandonment.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003, Compared to Three Months Ended March 31, 2002

Revenues. Our revenues increased to $3.2 million for the quarter ended March 31, 2003, from $2.6 million for the same period in 2002, an increase of approximately $600,000. The increase was primarily due to contract revenue recognized under our corporate collaborations.

Research and development. Research and development expenses increased to $4.6 million for the quarter ended March 31, 2003, from $3.4 million for the same period in 2002, an increase of approximately $1.2 million. The increase was primarily due to increased scientific staffing and the expansion of scientific activities in support of our internal development projects and corporate collaborations.

General and administrative. General and administrative expenses decreased to $2.3 million for the quarter ended March 31, 2003, from $2.8 million for the same period in 2002, a decrease of approximately $500,000. The decrease was primarily due to the decrease in legal expenses incurred in our litigation against MorphoSys.

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

Deferred compensation for options granted to consultants has been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with the Emerging Issues Task Force’s (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

For the three months ended March 31, 2003, we recorded non-cash, stock-based compensation of $449,000 ($145,000 and $304,000 related to research and development and general and administrative, respectively), compared to approximately $1.0 million ($336,000 and $702,000 related to research and development and general and administrative, respectively) for the same period in 2002.

Interest income, net. Net interest income decreased to $585,000 for the quarter ended March 31, 2003 from $924,000 for the same period in 2002, a decrease of approximately $339,000. The decrease was primarily due to lower interest rates and lower cash, cash equivalent and short-term investment balances in 2003.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we sold 5.3 million shares of Common Stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $26.7 million of cash from corporate collaborations through March 31, 2003.

As of March 31, 2003, we had approximately $47.7 million in unrestricted cash, cash equivalents and short-term investments, compared to $51.1 million of unrestricted cash, cash equivalents and short-term investments as of December 31, 2002. In addition, we had restricted cash of $10.5 million as of March 31, 2003 and March 31, 2002, which has been pledged as collateral for the $10.0 million credit facility from Merrill Lynch.

For the three months ended March 31, 2003, we used cash of approximately $3.4 million in operating activities, net of non-cash charges for depreciation and patent amortization totaling $334,000 million, non-cash, stock based compensation totaling $449,000, a decrease in deferred revenue of $587,000 and changes in operating assets and liabilities of $198,000.

For the three months ended March 31, 2003, we generated cash of approximately $1.4 million from investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments and capital expenditures for property and equipment. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

For the three months ended March 31, 2003, we generated cash of approximately $827,000 from financing activities. Our financing activities consisted primarily of an investment by a minority investor in our subsidiary, Novasite.

We expect our cash requirements to increase in 2003 as we continue our research and development efforts, hire additional personnel, and accommodate our future facility needs. These facility needs include leased space at our current facilities, and may include the development of the property purchased by Torrey View, the Company’s 99% owned subsidiary. The Company may develop this property as its corporate headquarters over the next few years, which could involve a substantial commitment. The Company could also seek alternative uses for the property or sell the property if development would be inconsistent with the Company’s liquidity and cash resource needs. We believe that our current cash, cash equivalents and short-term investments and interest earned thereon, together with funding received from collaborators and government grants will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot guarantee that additional funding, if sought, will be available on terms favorable to us. Further, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc., in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys AG and MorphoSys USA, Inc. are willfully infringing on patents under which we hold an exclusive license.

On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation or instruct the magistrate judge to reconsider the recommendation.

RISK FACTORS

We have not achieved profitability and may never become profitable.

We are at an early stage of development. We incurred a net loss of $3.3 million for the three months ended March 31, 2003, and our revenue for the same period was $3.2 million. Additionally, we have had net losses each year since inception and as of March 31, 2003, had an accumulated deficit of $74.9 million. We expect to report a net loss for fiscal year 2003, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from corporate collaborations and expect to continue to do so for the foreseeable future. Revenue from corporate collaborations is uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our AMEsystem technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Future sales of our common stock by our stockholders under Rule 144 of the Securities Act of 1933 (“Securities Act”), or through the exercise of outstanding registration rights or otherwise could have an adverse effect on the price of our common stock. Shares of our common stock which are not held by our affiliates are eligible for sale in the public market in reliance on Rule 144(k) or Rule 701 under the Securities Act without any volume restrictions. Additionally, we registered a total of 7,622,625 shares of common stock reserved for issuance under our stock plans. Some of our existing stockholders have rights to require us to register their shares for future sale.

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

As of March 31, 2003, our officers and directors and their affiliates, in the aggregate, owned beneficially approximately 27% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate, and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments as of March 31, 2003, was less than two years. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

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

On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation or instruct the magistrate judge to reconsider the recommendation.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Not applicable.

(c)      Not applicable.

(d)      The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, UBS PaineWebber Incorporated, formerly known as PaineWebber Incorporated, and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000, and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $10.9 million of the net offering proceeds for a portion of the repurchase of approximately 3.1 million shares of our stock for $21.7 million, $7.0 million for purchases of property and equipment and approximately $22.6 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities and cash and cash equivalents.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1 Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

None

(b)	Reports on Form 8-K during the first quarter

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2003	By:	/s/ William D. Huse, M.D., Ph.D.

William D. Huse, M.D., Ph.D.
President, Chief Executive Officer and Chairman of the Board

Date: May 6, 2003	By:	/s/ Lawrence E. Bloch, M.D., J.D.

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

Date: May 6, 2003	By:	/s/ William D. Huse, M.D., Ph.D.

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

Date May 6, 2003	By:	/s/ Lawrence E. Bloch, M.D., J.D.

Lawrence E. Bloch, M.D., J.D.
Chief Financial Officer and Secretary