Form 10-Q
period 2003-06-30
APPLIED MOLECULAR EVOLUTION INC
filed 2003-08-05
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003.

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒  NO ☐

20,824,481 shares of the Registrant’s Common Stock were outstanding as of June 30, 2003.

APPLIED MOLECULAR EVOLUTION, INC.
FORM 10-Q INDEX

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$5,569	$6,336
Short-term investments	38,276	44,783
Prepaid expenses	368	448
Other current assets	813	922

Total current assets	45,026	52,489
Restricted cash, cash equivalents, and short-term investments	—	10,500
Property and equipment, net	15,897	14,490
Patents, net	2,045	1,985
Other assets	383	507

Total assets	$63,351	$79,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,293	$958
Accrued liabilities	2,394	1,613
Current portion of deferred revenue	408	1,214

Total current liabilities	4,095	3,785
Deferred revenue	40	158
Deferred rent	174	86
Long-term obligation	—	10,000
Minority interest	206	—
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 23,897,592 and 23,661,477 shares issued at June 30, 2003, and December 31, 2002, respectively	24	24
Additional paid-in capital	161,345	160,588
Deferred compensation	(426)	(1,213)
Notes receivable from employees	(976)	(941)
Accumulated other comprehensive income	470	761
Accumulated deficit	(79,915)	(71,591)
Less: Treasury stock at cost - 3,073,111 shares	(21,686)	(21,686)

Total stockholders’ equity	58,836	65,942

Total liabilities and stockholders’ equity	$63,351	$79,971

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2003	2002	2003	2002

Revenues:
Contract revenue from collaborations	$378	$824	$2,706	$2,780
Other revenue	1,116	756	1,951	1,415

Total revenue	1,494	1,580	4,657	4,195

Operating expenses:
Research and development	4,928	3,725	9,527	7,091
General and administrative	1,893	2,397	4,221	5,201
Stock-based compensation	337	865	786	1,904

Total operating expenses	7,158	6,987	14,534	14,196

Loss from operations	(5,664)	(5,407)	(9,877)	(10,001)
Minority interest	259	—	603	—
Interest income, net	365	719	950	1,643

Net loss	$(5,040)	$(4,688)	$(8,324)	$(8,358)

Net loss per share, basic and diluted	$(0.24)	$(0.21)	$(0.40)	$(0.38)
Weighted average shares outstanding, basic and diluted	20,754	21,954	20,627	21,898

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(8,324)	$(8,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	639	687
Amortization of stock-based compensation	779	1,879
Compensation related to consultant stock options	7	25
Deferred revenue	(925)	(841)
Deferred rent	87	(16)
Minority interest	(603)	—
Realized gain on short-term investments	(213)	(121)
Accrued interest on notes receivable from employees	(36)	(30)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	313	3,386
Accounts payable and accrued expenses	1,117	945

Net cash used in operating activities	(7,159)	(2,444)

INVESTING ACTIVITIES
Restricted cash, cash equivalents, and short-term investments	10,500	(12,163)
Purchase of property and equipment	(1,965)	(11,216)
Purchase of short-term investments	(18,537)	(30,342)
Proceeds from sale of short-term investments	24,965	32,242
Patents	(140)	(146)

Net cash provided by (used in) investing activities	14,823	(21,625)

FINANCING ACTIVITIES
(Payments on) proceeds from long-term obligations	(10,000)	10,000
Proceeds from short-term loan	—	56
Issuance of common stock, net	83	105
Investment in subsidiary by minority investors, net	1,486	—

Net cash (used in) provided by financing activities	(8,431)	10,161

Net decrease in cash and cash equivalents	(767)	(13,908)
Cash and cash equivalents at the beginning of the period	6,336	25,927

Cash and cash equivalents at the end of the period	$5,569	$12,019

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

Applied Molecular Evolution, Inc. (the “Company” or “AME”), a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed the AMEsystem™, which the Company’s management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. The Company applies its proprietary technology to optimize proteins from all major classes of therapeutic proteins including antibodies, cytokines, hormones and enzymes. AME’s majority owned subsidiary, Novasite Pharmaceuticals, Inc. (“Novasite”), applies directed molecular evolution to small-molecule drug discovery and optimization.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of results to be expected for any other interim period or for the year as a whole. These unaudited consolidated financial statements and disclosures thereto should be read in conjunction with the audited financial statements and disclosures thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and related disclosures. Changes in the estimates may affect amounts reported in future periods.

The consolidated financial statements include the accounts of the Company, its majority owned subsidiary, Novasite, and its wholly owned subsidiary AME Torrey View, LLC (“Torrey View”). Novasite and Torrey View are 51% and 100% owned by AME, respectively, as of June 30, 2003. All significant intercompany accounts and transactions have been eliminated.

3. Commitments

On August 17, 2001, the Company entered into an Operating Agreement with Torrey View Phase II, L.P., (“TV”), to establish Torrey View. On March 4, 2002, Torrey View purchased a 10.73-acre parcel of undeveloped land in San Diego County from a third party at a cost of approximately $8.0 million. The Company may develop this property over the next few years as its corporate headquarters. The Company could also seek alternative uses for the property or sell the property if development would be inconsistent with the Company’s liquidity and cash resource needs.

In connection with the purchase, the Company borrowed approximately $10.0 million, under a $15.0 million credit facility, from Merrill Lynch Business Financial Services to fund the purchase price and certain development costs. As of June 30, 2003, the Company had repaid the outstanding loan balance under the credit facility, and all restricted cash which had collateralized the outstanding loan balance had been released.

On June 16, 2003, the Company entered into an agreement with TV to purchase TV’s interest in Torrey View for $3,169,000, of which $3,000,000 had been previously advanced to TV and accounted for as a project cost. The remaining $169,000 was expensed. This payment was in lieu of TV’s contractual right to receive a $3,750,000 payment for termination of TV’s economic interest in Torrey View. The Company is now the sole member of Torrey View.

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

On June 18, 2003, following a hearing on the merits of the petition of Torrey Hills Community Coalition, the Superior Court issued an order denying the petition and ruled in favor of the City of San Diego and the Company.

4. Comprehensive Loss

Total comprehensive loss was $5,105,000 for the six months ended June 30, 2003, and $8,616,000 for the six months ended June 30, 2002. The difference between net loss and comprehensive loss is primarily due to the difference between the market value and the cost basis of the Company’s short-term marketable securities.

5. Computation of Net Loss Per Share

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. To the extent common stock equivalents (stock options) are dilutive, they would be included in diluted per share amounts.

6. Stock-based Compensation

The Company has in effect several stock-based plans under which nonqualified and incentive stock options have been granted to employees, consultants and directors. As required by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the proforma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share are estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the options’ vesting period. The Company’s pro forma net loss information is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to common stockholders, as reported	$(5,040)	$(4,688)	$(8,324)	$(8,358)
Net loss attributable to common stockholders, pro forma	$(6,115)	$(5,666)	$(10,501)	$(10,289)
Basic and diluted net loss per share, as reported	$(0.24)	$(0.21)	$(0.40)	$(0.38)
Basic and diluted net loss per share, pro forma	$(0.29)	$(0.26)	$(0.51)	$(0.47)

7. Novasite Financing

In June 2003, the Company’s subsidiary, Novasite, received $500,000 as consideration for the issuance of 500,000 shares of preferred stock to Crabtree Ventures, L.P. (“Crabtree”). John F. Richards, one of our directors, is the President of Crabtree Ventures, L.L.C., the general partner of Crabtree, a minority investor in Novasite. In addition, Novasite issued 221,000 shares of preferred stock to AME in exchange for the cancellation of $221,000 of accounts payable due to AME. In April 2003 and January 2003, Novasite received $250,000 and $750,000, respectively, as consideration for the issuance of 250,000 and 750,000 shares of preferred stock, respectively, to Crabtree.

In January 2002, Novasite received $200,000 from a private placement of 10% convertible notes with AME and Crabtree. These notes, which did not have a material beneficial conversion feature or include warrants, were converted into preferred stock of Novasite in connection with the financing which closed on September 30, 2002. In addition, in August 2002, Novasite received $350,000 from a private placement of 10% convertible notes with Crabtree. The notes plus accrued interest were converted at a discounted price into preferred stock of Novasite in connection with the financing which closed on September 30, 2002. Novasite recorded a debt discount of $477,000 related to the beneficial conversion feature of the notes, and the full amount of the debt discount was recorded as other financing charges as of September 30, 2002. In connection with the issuance of the August 2002 convertible notes, Novasite issued warrants to purchase 350,000 shares of preferred stock. The warrants are fully vested and expire in August 2006. Novasite recorded a debt discount related to the warrants of $127,000 based upon a Black-Scholes valuation, which was recorded as other financing charges as of September 30, 2002, when the notes were converted. In addition to the conversion of notes held by Crabtree and AME and related accrued interest as of September 30, 2002, which totaled $554,041, Novasite received cash proceeds of $500,000 and issued 1,430,304 shares of preferred stock. In November 2002, Novasite received an additional $250,000 as consideration for the issuance of 250,000 shares of preferred stock to Crabtree.

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

Since our formation, we have expended considerable resources on the development of our AMEsystem™ technology and the development of Vitaxin™, a product candidate engineered from an antibody we licensed from The Scripps Research Institute. Much of our research and development from 1995 to 1999 was allocated to preclinical development and initial clinical trials of Vitaxin. In 1999, we licensed Vitaxin to MedImmune, which is responsible for current and future clinical development expenses and commercialization.

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

We have incurred losses since our inception. As of June 30, 2003, we had an accumulated deficit of $79.9 million. The losses and this accumulated deficit resulted from the significant costs incurred in the development of our technology platform, our internal development projects and the preclinical and clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and our internal development projects.

See Note 3 of Notes to Consolidated Financial Statements and Item 1 of Part II for matters related to the Company’s wholly owned subsidiary, AME Torrey View, LLC.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Revenues. Our revenues decreased to $1.5 million for the quarter ended June 30, 2003, from $1.6 million for the same period in 2002, a decrease of approximately $100,000.

Research and development. Research and development expenses increased to $4.9 million for the quarter ended June 30, 2003, from $3.7 million for the same period in 2002, an increase of approximately $1.2 million. The increase was primarily due to increased scientific staffing and the expansion of scientific activities in support of our internal development projects and corporate collaborations.

General and administrative. General and administrative expenses decreased to $1.9 million for the quarter ended June 30, 2003, from $2.4 million for the same period in 2002, a decrease of approximately $500,000. The decrease was primarily due to the decrease in legal expenses incurred in our litigation against MorphoSys.

Stock-based compensation. Deferred compensation for options granted to employees is the difference between the exercise price and the estimated fair value of our common stock on the date the options were granted. Deferred compensation is included as a component of stockholders’ equity and is being amortized on an accelerated basis in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting periods of the related options, which is generally four years.

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

For the three months ended June 30, 2003, we recorded non-cash, stock-based compensation of $337,000 ($111,000 and $226,000 related to research and development and general and administrative, respectively), compared to $865,000 ($279,000 and $586,000 related to research and development and general and administrative, respectively) for the same period in 2002.

Interest income, net. Net interest income decreased to $365,000 for the quarter ended June 30, 2003 from $719,000 for the same period in 2002, a decrease of approximately $354,000. The decrease was primarily due to lower interest rates and lower cash, cash equivalent and short-term investment balances in 2003.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Revenues. Our revenues increased to $4.7 million for the six months ended June 30, 2003, from $4.2 million for the same period in 2002, an increase of approximately $500,000. The increase was primarily due to revenue recognized under our grants from the National Institutes of Health.

Research and development. Research and development expenses increased to $9.5 million for the six months ended June 30, 2003, from $7.1 million for the same period in 2002, an increase of approximately $2.4 million. The increase was primarily related to additional scientific staffing and expansion of facilities to support our internal development projects and corporate collaborations.

General and administrative. General and administrative expenses decreased to $4.2 million for the six months ended June 30, 2003, from $5.2 million for the same period in 2002, a decrease of approximately $1.0 million. The decrease was primarily due to the decrease in legal expenses incurred in our litigation against MorphoSys.

For the six months ended June 30, 2003, we recorded non-cash, stock-based compensation of $786,000 ($256,000 and $530,000 related to research and development and general and administrative, respectively), compared to $1.9 million ($616,000 and $1.3 million related to research and development and general and administrative, respectively) for the same period in 2002.

Interest income, net. Net interest income decreased to $950,000 for the six months ended June 30, 2003, from $1.6 million for the same period in 2002, a decrease of approximately $650,000. The decrease was primarily due to lower interest rates and lower cash, cash equivalent and short-term investment balances in 2003.

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we sold 5.3 million shares of common stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $26.8 million of cash from corporate collaborations through June 30, 2003.

As of June 30, 2003, we had approximately $43.8 million in unrestricted cash, cash equivalents and short-term investments, compared to $51.1 million of unrestricted cash, cash equivalents and short-term investments as of December 31, 2002. As of June 30, 2003, we had no restricted cash, reflecting full repayment of the Merrill Lynch Business Financial Services Credit facility which had a $10.5 million restricted cash balance as of December 31, 2002.

For the six months ended June 30, 2003, we used cash of approximately $7.2 million in operating activities, net of non-cash charges for depreciation and patent amortization totaling $639,000, non-cash, stock based compensation totaling $786,000, a decrease in deferred revenue of $925,000 and changes in operating assets and liabilities of $1.4 million.

For the six months ended June 30, 2003, we generated cash of approximately $14.8 million from investing activities. Our investing activities consisted primarily of purchases and sales of short-term investments and capital expenditures for property and equipment. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

For the six months ended June 30, 2003, we used cash of approximately $8.4 million for financing activities. Our financing activities consisted primarily of the repayment of our Merrill Lynch Business Financial Services credit facility offset by an investment by a minority investor in our subsidiary, Novasite.

We expect our cash requirements to increase in 2003 as we continue our research and development efforts, hire additional personnel and accommodate our future facility needs. These facility needs include leased space at our current facilities, and may include the development of the property purchased by Torrey View, the Company’s wholly owned subsidiary. The Company may develop this property as its corporate headquarters over the next few years, which could involve a substantial commitment. The Company could also seek alternative uses for the property or sell the property if development would be inconsistent with the Company’s liquidity and cash resource needs. We believe that our current cash, cash equivalents and short-term investments and interest earned thereon, together with funding received from collaborators and government grants, will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next two years. However, it is possible that we will seek additional financing within this timeframe. We may raise additional funds through public or private financing, collaborative relationships or other arrangements. We cannot guarantee that additional funding, if sought, will be available on terms favorable to us. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed may harm our business and operating results.

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

We are at an early stage of development. We incurred a net loss of $8.3 million for the six months ended June 30, 2003, and our revenue for the same period was $4.7 million. Additionally, we have had net losses each year since inception and as of June 30, 2003, had an accumulated deficit of $79.9 million. We expect to report a net loss for fiscal year 2003, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from corporate collaborations and expect to continue to do so for the foreseeable future. Revenue from corporate collaborations is uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our AMEsystem technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

As of June 30, 2003, our officers and directors and their affiliates, in the aggregate, owned beneficially approximately 29% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate, and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments as of June 30, 2003, was less than two years. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

ITEM 4: CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating potential disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

(b)  Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

On June 18, 2003, following a hearing on the merits of the petition of Torrey Hills Community Coalition, the Superior Court issued an order denying the petition and ruled in favor of the City of San Diego and the Company.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)  The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, UBS PaineWebber Incorporated, formerly known as PaineWebber Incorporated, and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000, and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $10.9 million of the net offering proceeds for a portion of the repurchase of approximately 3.1 million shares of our stock for $21.7 million, $9.0 million for purchases of property and equipment and approximately $30.9 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities and cash and cash equivalents.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 2003, the Company held its Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting. As of April 15, 2003, the record date, 20,817,735 shares were entitled to vote at the Annual Meeting.

1.     The following Class III Director was elected:

a.	N. Coleman Owen: 19,319,415 shares voted in favor of the nominee, and 141,732 shares withheld their vote;

b.	The following directors continue in office for their existing terms:

William D. Huse, M.D., Ph.D.

William L. Respess, J.D, Ph.D.

Raymond V. Dittamore

John F. Richards

2.     The selection of Ernst & Young LLP as the Company’s independent auditor was ratified. 19,447,790 shares voted in favor of the proposal, 10,843 shares voted against the proposal, and 2,550 shares abstained.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1 Certification of the Chief Executive Officer of Applied Molecular Evolution, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of the Chief Financial Officer of Applied Molecular Evolution, Inc., Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification furnished Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification furnished Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the second quarter

On May 6, 2003, pursuant to Item 12 we filed a current report on Form 8-K, with an exhibit attached thereto, furnishing information relating to the Company’s results of operations for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2003	By:	/s/ William D. Huse, M.D., Ph.D.

William D. Huse, M.D., Ph.D. President, Chief Executive Officer and Chairman of the Board

Date: August 5, 2003	By:	/s/ Lawrence E. Bloch, M.D., J.D.

Lawrence E. Bloch, M.D., J.D. Chief Financial Officer and Secretary