Form 10-Q
period 2003-09-30
APPLIED MOLECULAR EVOLUTION INC
filed 2003-11-04
CIK 1111312

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003.

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

YES ☒    NO ☐

20,968,700 shares of the Registrant’s Common Stock were outstanding as of September 30, 2003.

APPLIED MOLECULAR EVOLUTION, INC.
FORM 10-Q INDEX

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash and cash equivalents	$7,637	$6,336
Short-term investments	36,021	44,783
Prepaid expenses	318	448
Other current assets	2,772	922

Total current assets	46,748	52,489
Restricted cash, cash equivalents and short-term investments	—	10,500
Property and equipment, net	16,659	14,490
Patents, net	2,131	1,985
Other assets	327	507

Total assets	$65,865	$79,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,477	$958
Accrued liabilities	2,449	1,613
Current portion of long-term debt	1,707	—
Current portion of long-term lease obligations	125	—
Current portion of deferred revenue	287	1,214

Total current liabilities	6,045	3,785
Deferred revenue	1,250	158
Deferred rent	224	86
Long-term debt, net of current	4,293	10,000
Long-term lease obligation, net of current portion	490	—
Minority interest	100	—
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 24,041,811 and 23,661,477 shares issued at September 30, 2003, and December 31, 2002, respectively	24	24
Additional paid-in capital	161,612	160,588
Deferred compensation	(198)	(1,213)
Notes receivable from employees	(994)	(941)
Accumulated other comprehensive income	327	761
Accumulated deficit	(85,622)	(71,591)
Less: Treasury stock at cost, 3,073,111 shares	(21,686)	(21,686)

Total stockholders’ equity	53,463	65,942

Total liabilities and stockholders’ equity	$65,865	$79,971

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Revenues:
Contract revenue from collaborations	$626	$1,199	$3,332	$3,979
Other revenue	838	258	2,789	1,673

Total revenue	1,464	1,457	6,121	5,652

Operating expenses:
Research and development	5,919	3,315	15,446	10,406
General and administrative	1,361	2,972	5,582	8,173
Stock-based compensation	237	711	1,023	2,615

Total operating expenses	7,517	6,998	22,051	21,194

Loss from operations	(6,053)	(5,541)	(15,930)	(15,542)
Minority interest	106	402	709	402
Interest income, net	240	638	1,190	2,281
Other financing charges	—	(604)	—	(604)

Net loss	$(5,707)	$(5,105)	$(14,031)	$(13,463)

Net loss per share, basic and diluted	$(0.27)	$(0.24)	$(0.68)	$(0.62)
Weighted average shares outstanding, basic and diluted	20,921	21,227	20,760	21,672

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,

	2003	2002

OPERATING ACTIVITIES
Net loss	$(14,031)	$(13,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,051	1,082
Amortization of stock-based compensation	1,007	2,583
Compensation related to consultant stock options	15	33
Deferred revenue	165	(1,526)
Deferred rent	138	(25)
Minority interest	(709)	(402)
Realized gain on short-term investments	(141)	(133)
Accrued interest on notes receivable from employees	(53)	(45)
Other financing charges	—	604
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,540)	3,239
Accounts payable and accrued expenses	1,355	1,696

Net cash used in operating activities	(12,743)	(6,357)

INVESTING ACTIVITIES
Restricted cash, cash equivalents and short-term investments	10,500	(10,541)
Purchase of property and equipment	(3,098)	(11,802)
Purchase of short-term investments	(21,456)	(57,390)
Proceeds from sale of short-term investments	29,925	60,071
Patents	(268)	(217)

Net cash provided by (used in) investing activities	15,603	(19,879)

FINANCING ACTIVITIES
Proceeds from long-term obligations	6,615	10,000
Payments on long-term obligations	(10,000)	—
Proceeds from issuance of convertible notes	—	406
Issuance of common stock, net	342	213
Purchase of treasury stock	—	(7,286)
Investment in subsidiary by minority investors, net	1,484	482

Net cash (used in) provided by financing activities	(1,559)	3,815

Net increase (decrease) in cash and cash equivalents	1,301	(22,421)
Cash and cash equivalents at the beginning of the period	6,336	25,927

Cash and cash equivalents at the end of the period	$7,637	$3,506

Supplemental non-cash disclosure
Conversion of notes payable to equity in subsidiary	$—	$(406)

See accompanying notes.

APPLIED MOLECULAR EVOLUTION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Business

Applied Molecular Evolution, Inc. (the “Company” or “AME”), a Delaware corporation, was incorporated on August 14, 1989. The Company has a broad technology platform termed the AMEsystem™, which the Company’s management believes will provide AME with a valuable and efficient solution to optimizing proteins with commercial potential. The Company applies its proprietary technology to optimize proteins from all major classes of therapeutic proteins including antibodies, cytokines, hormones, enzymes and growth factors. AME’s majority-owned subsidiary, Novasite Pharmaceuticals, Inc. (“Novasite”), applies directed molecular evolution to small-molecule drug discovery and optimization.

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

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiary, Novasite, and its wholly owned subsidiary AME Torrey View, LLC (“Torrey View”). As of September 30, 2003, Novasite was 51% owned by AME. All significant intercompany accounts and transactions have been eliminated.

3. Notes Payable

During the third quarter, the Company entered into an equipment term loan for $6.0 million. This note bears interest at an annual rate of 6.5% and is payable over 36 months. This note is collateralized by specific underlying property and equipment with a book value of $3.6 million. The loan is subject to certain covenants including maintaining a minimum cash balance of $9.0 million.

The Company also entered into a leaseline whereby the Company may draw up to $4.0 million for qualifying equipment purchases. As of September 30, 2003, the Company had utilized $615,000 of the available amount and has approximately $3.4 million available for future equipment purchases. This lease bears an effective annual interest rate of 6.9% and is payable over 48 months.

4. Commitments

During the third quarter, the Company amended its current operating lease agreement for its primary operating facilities. The amended terms provide for the facilities to be leased through December 2008, with specific rent escalations. Rent expense will continue to be recorded on a straight-line basis.

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

On July 25, 2002, a petition was filed in the Superior Court of the State of California, County of San Diego, by the Torrey Hills Community Coalition, et al., (“Coalition”), against the City of San Diego, et al. seeking to compel the City of San Diego to revoke the approval which was previously issued with respect to the development of our corporate headquarters. A petition was also filed by the Del Mar Union School District, (“School District”), on October 25, 2002, seeking a similar legal remedy. These petitions assert that the City of San Diego failed to comply with or violated various legal requirements in connection with its approval of that development, but they do not seek monetary relief from the Company. We understand that the City of San Diego believes that it has complied with all legal requirements for this project and therefore intends to vigorously oppose these petitions. The Company is named as a real party in interest, and we also intend to vigorously oppose these petitions and believe that they will not have a material adverse effect on our business.

On June 18, 2003, following a hearing on the merits of the petition of the Coalition, the Superior Court issued an order denying the petition and ruled in favor of the City of San Diego and AME. The Coalition has appealed the order denying its petition to the California Court of Appeals. The Company and the City of San Diego intend to oppose the appeal.

On August 29, 2003, the Superior Court granted a demurrer by the Company and dismissed the petition of the School District for failing to name Torrey View as a necessary real party in interest. The School District has filed an amended petition naming Torrey View as a real party in interest. The Company intends to demur to the amended petition.

5. Comprehensive Loss

Total comprehensive loss was $14,465,000 for the nine months ended September 30, 2003, and $13,321,000 for the nine months ended September 30, 2002. The difference between net loss and comprehensive loss is primarily due to the difference between the market value and the cost basis of the Company’s short-term marketable securities.

6. Computation of Net Loss Per Share

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

7. Stock-based Compensation

The Company has in effect several stock-based plans under which nonqualified and incentive stock options have been granted to employees, consultants and directors. As required by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, the pro forma effects of stock-based compensation on net income (loss) and net earnings (loss) per common share are estimated at the date of grant using the Black-Scholes option-pricing model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the options’ vesting period. The Company’s pro forma net loss information is as follows (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss attributable to common stockholders, as reported	$(5,707)	$(5,105)	$(14,031)	$(13,463)
Net loss attributable to common stockholders, pro forma	$(6,850)	$(6,180)	$(17,351)	$(16,469)
Basic and diluted net loss per share, as reported	$(0.27)	$(0.24)	$(0.68)	$(0.62)
Basic and diluted net loss per share, pro forma	$(0.33)	$(0.29)	$(0.84)	$(0.76)

8. MedImmune, Inc. (“MedImmune”)

In September 2003, the Company achieved two milestones as a result of the initiation by MedImmune of Phase II trials for Vitaxin® in both rheumatoid arthritis and melanoma. In accordance with the terms of the license agreement, MedImmune has a certain period of time from the date of the milestone-triggering event to elect to have the milestone payment treated as cash milestones or as equity purchased at a premium. If the milestone payment is recognized as an equity purchase, 20% of the amount will be recorded as deferred royalty revenue. If the milestone payment is recognized as a cash milestone, 35% of the payment will be recognized as milestone revenue, and the remaining 65% will be recognized as deferred royalty revenue. The Company received payment of the milestones in October 2003, however, because the election of payment method described above has not been made, the entire amount of the milestones is included as deferred revenue in the accompanying balance sheet.

9. Novasite Financing

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

OVERVIEW

We are a leader in the application of directed molecular evolution to the optimization and development of human biotherapeutics. Directed molecular evolution is a process by which genes and proteins are optimized for specific commercial purposes. Our technology has been validated by, among other things, the ongoing clinical trials of Vitaxin, a humanized and optimized therapeutic monoclonal antibody candidate, that AME licensed to MedImmune, Inc. (“MedImmune”), the successful creation of Numax™ candidates by optimizing Synagis® for MedImmune and the engineering of product candidates AME-527 and AME-133, optimized versions of the FDA-approved, currently marketed monoclonal antibodies Remicade® and Rituxan®, respectively. We use our proprietary AMEsystem technology to rapidly create improvements in proteins that would be less efficient and more expensive to achieve through conventional methods. Since our inception, our principal focus has been on applying our technology to human biotherapeutics, the largest and most profitable target market for directed molecular evolution. We plan to use our directed molecular evolution technology to develop improved versions of FDA-approved, currently marketed biopharmaceuticals as well as novel human biotherapeutics. AME’s majority-owned subsidiary, Novasite, applies directed molecular evolution to small-molecule drug discovery and optimization.

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

To date we have generated revenue from corporate collaborations, product candidate and technology licenses, royalties and government grants. We have corporate collaborations with MedImmune, Inc., Eli Lilly and Company, Centocor, Inc., Chiron Corporation, CancerVax, Inc., Biosynexus Incorporated, Bristol-Myers Squibb Company, Seattle Genetics, Inc. and Aventis Pharmaceuticals, Inc., the final one through our majority-owned subsidiary, Novasite. We have licensed intellectual property to Biosite Incorporated in exchange for a nonrefundable, prepaid, fixed royalty which is being recognized over six years, the estimated useful lives of the related patents. Our government grants have come from the National Institutes of Health (“NIH”).

Research funding from corporate collaborators and government grants is recognized as revenue when the services are rendered.

We have incurred losses since our inception. As of September 30, 2003, we had an accumulated deficit of $85.6 million. The losses and this accumulated deficit resulted from the significant costs incurred in the development of our proprietary AMEsystem technology platform, our internal development projects and the preclinical and clinical development of Vitaxin. We expect these losses to increase as we continue to invest in our AMEsystem technology and our internal development projects, including AME-527 and AME-133.

See Note 4 of Notes to Consolidated Financial Statements and Item 1 of Part II for matters related to the Company’s wholly owned subsidiary, AME Torrey View, LLC.

On June 25, 2001, we filed a complaint against MorphoSys AG and its wholly owned subsidiary MorphoSys USA, Inc. (collectively, “MorphoSys”), in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys is willfully infringing the Kauffman patent family under which we hold an exclusive license.

On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation or instruct the magistrate judge to reconsider the recommendation.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Revenues. Our revenues were $1.5 million for the quarter ended September 30, 2003, and also $1.5 million for the same period in 2002.

Research and development. Research and development expenses increased to $5.9 million for the quarter ended September 30, 2003, from $3.3 million for the same period in 2002, an increase of approximately $2.6 million. The increase was primarily due to increased research and development staffing and the expansion of research and development activities in support of our internal development projects.

General and administrative. General and administrative expenses decreased to $1.4 million for the quarter ended September 30, 2003, from $3.0 million for the same period in 2002, a decrease of approximately $1.6 million. The decrease was primarily due to the decrease in legal expenses incurred in our litigation against MorphoSys.

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

Deferred compensation for options granted to consultants has been determined in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as the fair value of the equity instruments issued, and is periodically remeasured as the underlying options vest in accordance with the Emerging Issues Task Force’s No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

For the three months ended September 30, 2003, we recorded non-cash, stock-based compensation of $237,000 ($82,000 and $155,000 related to research and development and general and administrative, respectively), compared to $711,000 ($229,000 and $482,000 related to research and development and general and administrative, respectively) for the same period in 2002.

Interest income, net. Net interest income decreased to $240,000 for the quarter ended September 30, 2003 from $638,000 for the same period in 2002, a decrease of approximately $398,000. The decrease was primarily due to lower interest rates and lower cash, cash equivalent and short-term investment balances in 2003.

Other financing charges. We incurred no other financing charges for the three-month period ended September 30, 2003, compared to $604,000 for the three-month period ended September 30, 2002. The decrease is due to a non-cash finance charge related to the issuance and conversion of convertible debt at below market price and the issuance of warrants by our majority-owned subsidiary, Novasite, to one of its minority investors (See Note 9).

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Revenues. Our revenues increased to $6.1 million for the nine months ended September 30, 2003, from $5.7 million for the same period in 2002, an increase of approximately $400,000. The increase was primarily due to revenue recognized under our grants from the NIH.

Research and development. Research and development expenses increased to $15.4 million for the nine months ended September 30, 2003, from $10.4 million for the same period in 2002, an increase of approximately $5.0 million. The increase was primarily related to additional research and development staffing and expansion of facilities to support our internal development projects.

General and administrative. General and administrative expenses decreased to $5.6 million for the nine months ended September 30, 2003, from $8.2 million for the same period in 2002, a decrease of approximately $2.6 million. The decrease was primarily due to the decrease in legal expenses incurred in our litigation against MorphoSys.

For the nine months ended September 30, 2003, we recorded non-cash, stock-based compensation of $1.0 million ($337,000 and $686,000 related to research and development and general and administrative, respectively), compared to $2.6 million ($845,000 and $1.8 million related to research and development and general and administrative, respectively) for the same period in 2002.

Interest income, net. Net interest income decreased to $1.2 million for the nine months ended September 30, 2003, from $2.3 million for the same period in 2002, a decrease of approximately $1.1 million. The decrease was primarily due to lower interest rates and lower cash, cash equivalent and short-term investment balances in 2003.

Other financing charges. We incurred no other financing charges for the nine-month period ended September 30, 2003, compared to

$604,000 for the nine-month period ended September 30, 2002. The decrease is due to a non-cash finance charge related to the issuance and conversion of convertible debt at below market price and the issuance of warrants by our majority-owned subsidiary, Novasite, to one of its minority investors (See Note 9).

LIQUIDITY AND CAPITAL RESOURCES

In July 2000, we sold 5.3 million shares of common stock in an initial public offering resulting in net proceeds to the Company of approximately $94.5 million (excluding offering expenses). Prior to the initial public offering, we had financed our operations primarily through private placements of equity securities, with aggregate net proceeds of approximately $39.9 million. In addition, we have generated $26.8 million of cash from corporate collaborations through September 30, 2003.

As of September 30, 2003, we had approximately $43.7 million in unrestricted cash, cash equivalents and short-term investments, compared to $51.1 million of unrestricted cash, cash equivalents and short-term investments as of December 31, 2002. As of September 30, 2003, we had no restricted cash, reflecting full repayment of the Merrill Lynch Business Financial Services Credit facility which had a $10.5 million restricted cash balance as of December 31, 2002.

For the nine months ended September 30, 2003, we used cash of approximately $12.7 million in operating activities, net of non-cash charges for depreciation and patent amortization totaling $1.1 million, non-cash, stock based compensation totaling $1.0 million, an increase in deferred revenue of $165,000 and changes in operating assets and liabilities of $185,000.

For the nine months ended September 30, 2003, we generated cash of approximately $15.6 million from investing activities. Our investing activities consisted primarily of sales and maturities of short-term investments offset by purchases of short-term investments and property and equipment. We expect to continue to make investments in our infrastructure, including purchasing property and equipment to support our operations.

For the nine months ended September 30, 2003, we used cash of approximately $1.6 million for financing activities. Our financing activities consisted primarily of the repayment of our Merrill Lynch Business Financial Services credit facility of $10.0 million. This was offset by cash proceeds of $6.6 million received from our collateralized equipment financing facilities, a $1.5 million investment by a minority investor in our majority-owned subsidiary, Novasite, and $342,000 received from the sale of common stock under our Employee Stock Purchase Plan and from the exercise of stock options.

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

We are at an early stage of development. We incurred a net loss of $14.0 million for the nine months ended September 30, 2003, and our revenue for the same period was $6.1 million. Additionally, we have had net losses each year since inception and as of September 30, 2003, had an accumulated deficit of $85.6 million. We expect to report a net loss for fiscal year 2003, and we expect to report increasing net losses for the foreseeable future. We may never achieve profitability. The size of our net losses will depend, in part, on the rate of growth, if any, in our contract revenue and on the level of our expenses. To date, we have derived most of our revenue from corporate collaborations and expect to continue to do so for the foreseeable future. Revenue from corporate collaborations is uncertain because our ability to secure future agreements will depend upon our ability to address the needs of our potential collaborators. We expect to spend significant amounts to fund research and development and enhance our AMEsystem technology. We expect that our operating expenses will increase significantly in the near term, and consequently, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

The FDA must approve any therapeutic product candidate before it can be marketed in the United States. The regulatory process is expensive and time-consuming. Before we or a collaborator can file a new drug or biologic application with the FDA, the product candidate must undergo extensive testing, including animal studies and human clinical trials that can take many years and may require substantial expenditures. Data obtained from such testing may be susceptible to varying interpretations which could delay, limit or prevent regulatory approval. Changes in regulatory policy for product approval may cause delays or rejections. Because our product candidates will be developed in a novel way, government regulatory authorities may subject these product candidates to greater scrutiny than those developed using more conventional methods. Our collaborators are in early stages of the FDA regulatory process for product candidates we have optimized.

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

We could engage in future offerings or other sales of the common or preferred stock of our majority-owned subsidiary, Novasite, if our board determines that it is in the best interests of the stockholders to pursue that course of action. This could adversely affect our business, financial condition and results of operations. For example, any offering or other sale of a portion of our subsidiary’s stock could reduce the subsidiary’s contribution to our gross revenues.

We are subject to influence from our executive officers and directors who may vote in ways with which you disagree because they have interests both as managers and stockholders.

As of September 30, 2003, our officers and directors and their affiliates, in the aggregate, owned beneficially approximately 29% of our outstanding shares of common stock. As a result, these stockholders, acting together, would be able to effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. If your interests as a stockholder are different from their interests as both managers and stockholders, you may not agree with their decisions.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate, and the prevailing interest rate later rises, the market value of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and government and non-government debt securities. The average duration of all of our investments as of September 30, 2003, was less than two years. Due to the short-term nature of these investments, we believe that we have no material exposure to interest rates arising from our investments. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments. Declines in interest rates over time will, however, reduce our investment income, while increases in interest rates over time will increase our interest expense.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On June 25, 2001, we filed a complaint against MorphoSys in the United States District Court for the District of Massachusetts seeking injunctive relief and damages on behalf of the Company. The complaint alleges that MorphoSys is willfully infringing the Kauffman patent family under which we hold an exclusive license.

On January 6, 2003, we announced a report and recommendation from the magistrate judge in the United States District Court for the District of Massachusetts to the district judge in our legal action against MorphoSys that MorphoSys’ motion for summary judgment of non-infringement be allowed and that AME’s motion for partial summary judgment of infringement be denied and all other motions be dismissed as moot. We have filed objections to the magistrate judge’s report and recommendation. The district judge may adopt, reject or modify the magistrate judge’s recommendation or instruct the magistrate judge to reconsider the recommendation.

On July 25, 2002, a petition was filed in the Superior Court of the State of California, County of San Diego, by the Coalition against the City of San Diego, et al. seeking to compel the City of San Diego to revoke the approval which was previously issued with respect to the development of our corporate headquarters. A petition was also filed by the School District on October 25, 2002, seeking a similar legal remedy. These petitions assert that the City of San Diego failed to comply with or violated various legal requirements in connection with its approval of that development, but they do not seek monetary relief from the Company. We understand that the City of San Diego believes that it has complied with all legal requirements for this project and therefore intends to vigorously oppose these petitions. The Company is named as a real party in interest, and we also intend to vigorously oppose these petitions and believe that they will not have a material adverse effect on our business.

On June 18, 2003, following a hearing on the merits of the petition of the Coalition, the Superior Court issued an order denying the petition and ruled in favor of the City of San Diego and AME. The Coalition has appealed the order denying its petition to the California Court of Appeals. The Company and the City of San Diego intend to oppose the appeal.

On August 29, 2003, the Superior Court granted a demurrer by the Company and dismissed the petition of the School District for failing to name Torrey View as a necessary real party in interest. The School District has filed an amended petition naming Torrey View as a real party in interest. The Company intends to demur to the amended petition.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)  The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1933 (No. 333-36830) relating to our initial public offering of common stock, was July 26, 2000. A total of 5,347,500 shares of our common stock were sold at a price of $19.00 per share to an underwriting syndicate led by CIBC World Markets, UBS PaineWebber Incorporated, formerly known as PaineWebber Incorporated, and SG Cowen. Of these 5,347,500 shares, 697,500 shares were issued upon exercise of the underwriters’ over-allotment option. The offering commenced on July 27, 2000, and closed on August 2, 2000. The initial public offering resulted in gross proceeds of $101.6 million, $7.1 million of which was applied toward the underwriting discount. Expenses related to the offering totaled approximately $1.6 million. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities or other affiliates of the Company other than for reimbursement of expenses. Net proceeds to us, after deducting these expenses, were approximately $92.9 million. We have used approximately $10.9 million of the net offering proceeds for a portion of the repurchase of approximately 3.1 million shares of our stock for $21.7 million, $10.0 million for purchases of property and equipment and approximately $33.3 million to fund our net losses. The balance of the proceeds was applied towards the purchase of temporary investments consisting of U.S. government agencies’ obligations, corporate bonds, asset-backed securities and cash and cash equivalents.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.35 Third Amendment to Lease Agreement for 11095 Flintkote Avenue, San Diego, California dated as of March 14, 2003.

10.36 Fourth Amendment to Lease Agreement for 11095 Flintkote Avenue, San Diego, California dated as of August 4, 2003.

10.37 Fifth Amendment to Lease Agreement for 3520 Dunhill Street, San Diego, California dated as of August 20, 2003.

10.38 Master Lease Agreement with General Electric Capital Corporation dated September 24, 2003.

10.39 Loan and Security Agreement with Silicon Valley Bank dated September 29, 2003.

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

32.1 Certification furnished Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification furnished Pursuant to Section 1350 of Chapter 63 of 18 U.S.C. as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K during the second quarter

On August 5, 2003, pursuant to Item 12 we filed a current report on Form 8-K, with an exhibit attached thereto, furnishing information relating to the Company’s results of operations for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2003	By:	/s/ William D. Huse, M.D., Ph.D.

William D. Huse, M.D., Ph.D.
President, Chief Executive Officer
and Chairman of the Board

Date: November 4, 2003	By:	/s/ Lawrence E. Bloch, M.D., J.D.

Lawrence E. Bloch, M.D., J.D.
Chief Financial Officer and Secretary